Form 10-Q
period 1996-06-30
ROUGE STEEL CO
filed 1996-07-25
CIK 918577

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996
                                       OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______________ to ______________

                         Commission File Number 1-12852


                              ROUGE STEEL COMPANY
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         38-2386833
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                  3001 MILLER ROAD,  DEARBORN, MI  48121-1699
                    (Address of principal executive offices)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----      ----



The number of shares of common stock issued and outstanding as of July 24, 1996 was 21,844,312. This amount includes 13,153,912 shares of Class A Common Stock and 8,690,400 shares of Class B Common Stock.

                              ROUGE STEEL COMPANY
                         QUARTERLY REPORT ON  FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996



                                     INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION


 Item 1.      Consolidated Financial Statements

              Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

              Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

              Consolidated Statements of Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . 7

              Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

 Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11



PART II - OTHER INFORMATION


 Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

 Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

 Item 5.      Other Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


                       REPORT OF INDEPENDENT ACCOUNTANTS


July 18, 1996


To the Board of Directors and
Stockholders of Rouge Steel Company


We have reviewed the consolidated financial information appearing on pages 4 through 10 of this report of Rouge Steel Company as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements





                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)



                                                                                     June 30       December 31
                                                                                      1996            1995
                                                                                      ----            ----
Assets                                                                                    Unaudited
Current Assets

 Cash and Cash Equivalents                                                          $ 81,511         $ 57,036
 Marketable Securities                                                                23,362           43,324
 Accounts Receivable
    Trade and Other (Net of Allowances
       of $7,741 and $6,118)                                                         128,132          115,328
    Affiliates                                                                        16,382            8,873
 Inventories                                                                         217,095          237,137
 Other Current Assets                                                                 20,566           21,885
                                                                                    --------         --------
    Total Current Assets                                                             487,048          483,583
                                                                                    --------         --------


Property, Plant, and Equipment

 Land                                                                                    261              261
 Buildings and Improvements                                                           17,684           11,497
 Machinery and Equipment                                                             191,695          123,893
 Construction in Progress                                                             23,320           46,745
                                                                                    --------         --------
    Subtotal                                                                         232,960          182,396
 Less:  Accumulated Depreciation                                                     (52,453)         (46,729)
                                                                                    --------         --------
    Net Property, Plant, and Equipment                                               180,507          135,667
                                                                                    --------         --------


Deferred Charges and Other                                                            47,310           53,258
                                                                                    --------         --------

    Total Assets                                                                    $714,865         $672,508
                                                                                    ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except share amounts)




Liabilities and Stockholders' Equity                                                 June 30        December 31
                                                                                       1996             1995
                                                                                       ----             ----
                                                                                           Unaudited
Current Liabilities

 Accounts Payable
    Trade                                                                            $164,982        $145,093
    Affiliates                                                                          1,752             892
 Accrued Vacation Pay                                                                  12,043          11,264
 Taxes Other than Income                                                                4,690          10,438
 Other Accrued Liabilities                                                             29,098          21,709
                                                                                     --------        --------
    Total Current Liabilities                                                         212,565         189,396
                                                                                     --------        --------

Other Liabilities                                                                      63,220          59,543
                                                                                     --------        --------

Excess of Net Assets Acquired Over Cost                                                19,974          22,872
                                                                                     --------        --------

Minority Interest in Net Assets of Consolidated Subsidiary                              6,606           6,843
                                                                                     --------        --------



Commitments and Contingencies (Note 3)

Stockholders' Equity

 Common Stock
 Class A, 80,000,000 shares authorized with 13,148,821 and
   13,084,965 issued and outstanding as of June 30, 1996 and
   December 31, 1995, respectively                                                        131             131
 Class B, 8,690,400 shares authorized, issued, and
   outstanding                                                                             87              87
 Capital in Excess of Par Value                                                       125,729         124,246
 Retained Earnings                                                                    288,743         271,580
 Additional Minimum Pension Liability                                                  (2,190)         (2,190)
                                                                                     --------        --------
    Total Stockholders' Equity                                                        412,500         393,854
                                                                                     --------        --------
    Total Liabilities and Stockholders' Equity                                       $714,865        $672,508
                                                                                     ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (amounts in thousands except share and per share amounts)
                                   Unaudited


                                                                  For the Quarter Ended         For the Six Months Ended
                                                                         June 30                         June 30
                                                                         -------                         -------
                                                                 1996            1995           1996              1995
                                                                 ----            ----           ----              ----
Sales


  Unaffiliated Customers                                    $   300,777      $   248,104    $   575,239      $   515,359
  Affiliates                                                     48,190           50,429         93,913          103,490
                                                            -----------      -----------    -----------      -----------
     Total Sales                                                348,967          298,533        669,152          618,849
                                                            -----------      -----------    -----------      -----------

Costs and Expenses


  Costs of Goods Sold                                           324,883          258,131        630,909          533,837
  Depreciation and Amortization                                   3,327            2,727          6,068            5,530
  Selling and Administrative Expenses                             6,559            7,047         12,433           15,808
                                                            -----------      -----------    -----------      -----------
     Total Costs and Expenses                                   334,769          267,905        649,410          555,175
                                                            -----------      -----------    -----------      -----------

Operating Income                                                 14,198           30,628         19,742           63,674

Interest Income                                                   1,443            1,556          2,897            2,663
Interest Expense                                                    (83)             (81)          (165)            (162)
Amortization of Excess of Net Assets
  Acquired Over Cost                                              1,449            1,449          2,898            2,898
Other - Net                                                          75              409            473              423
                                                            -----------      -----------    -----------      -----------
Income Before Income Taxes and Minority Interest                 17,082           33,961         25,845           69,496
Income Tax Provision                                             (5,075)          (8,381)        (7,609)         (18,020)
                                                            -----------      -----------    -----------      -----------
Income Before Minority Interest                                  12,007           25,580         18,236           51,476
Minority Interest in Consolidated Subsidiary                       (202)            (304)           237             (226)
                                                            -----------      -----------    -----------      -----------

     Net Income                                             $    11,805      $    25,276    $    18,473       $   51,250
                                                            ===========      ===========    ===========       ==========


Per Share Amounts


Net Income                                                  $      0.54      $      1.17    $      0.85      $      2.37
                                                            ===========      ===========    ===========       ==========

Cash Dividends Declared                                     $      0.03      $      0.02    $      0.06      $      0.04
                                                            ===========      ===========    ===========       ==========

Weighted Average Shares Outstanding                          21,833,677       21,647,229     21,821,933       21,626,445
                                                            ===========      ===========    ===========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                   Unaudited





                                                          For the Quarter Ended            For the Six Months Ended
                                                              June 30, 1996                      June 30, 1996
                                                              -------------                      -------------
Common Stock
  Beginning and Ending Balance                                    $    218                        $    218
                                                                  --------                        --------
Capital in Excess of Par Value
  Beginning Balance                                                125,362                         124,246
  Common Stock Issued for Employee
    Benefit Plans                                                      367                           1,483
                                                                  --------                        --------
  Ending Balance                                                   125,729                         125,729
                                                                  --------                        --------

Retained Earnings
  Beginning Balance                                                277,593                         271,580
  Net Income                                                        11,805                          18,473
  Cash Dividends Declared                                             (655)                         (1,310)
                                                                  --------                        --------
  Ending Balance                                                   288,743                         288,743
                                                                  --------                        --------

Additional Minimum Pension Liability
  Beginning and Ending Balance                                      (2,190)                         (2,190)
                                                                  --------                        --------

Total Stockholders' Equity                                        $412,500                        $412,500
                                                                  ========                        ========




The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   Unaudited

                                                                                                    For the Six Months Ended
                                                                                                            June 30
                                                                                                            -------
                                                                                                  1996                 1995
                                                                                                  ----                 ----
Cash Flows From Operating Activities
  Net Income                                                                                  $ 18,473           $ 51,250
  Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
   Deferred Taxes                                                                                4,076              2,908
   Depreciation and Amortization                                                                 6,068              5,530
   Amortization of Capitalized Debt Costs                                                           18                 18
   Amortization of Excess of Net Assets Acquired Over Cost                                      (2,898)            (2,898)
   Minority Interest in Consolidated Subsidiary                                                   (237)               226
   Common Stock Issued for Benefit Plans                                                         1,483              1,459
  Changes in Assets and Liabilities:
   Accounts Receivable                                                                         (20,313)            27,793
   Inventories                                                                                  22,062             (8,861)
   Prepaid Expenses                                                                              3,308              9,462
   Accounts Payable and Accrued Liabilities                                                     24,762            (12,736)
   Restricted Cash                                                                                   -             (2,755)
   Other - Net                                                                                     (87)                36
                                                                                              --------           --------
        Net Cash Provided by Operating Activities                                               56,715             71,432
                                                                                              --------           --------
Cash Flows From Investing Activities
  Capital Expenditures                                                                         (50,562)           (26,056)
  Purchase of Marketable Securities                                                            (22,979)           (70,062)
  Sale of Marketable Securities                                                                 42,941             29,577
  Investment in Joint Ventures                                                                     (13)            (2,480)
  Other - Net                                                                                     (318)                32
                                                                                              --------           --------
    Net Cash Used for Investing Activities                                                     (30,931)           (68,989)
                                                                                              --------           --------

Cash Flows From Financing Activities
    Cash Dividend Payments                                                                      (1,309)              (865)
                                                                                              --------           --------

    Net Increase in Cash and Cash Equivalents                                                   24,475              1,578

  Cash and Cash Equivalents - Beginning of Period                                               57,036             60,613
                                                                                              --------           --------

  Cash and Cash Equivalents - End of Period                                                   $ 81,511           $ 62,191
                                                                                              ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited; however, in the opinion of the Company, the statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1996.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 12, 1996.

NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                                                    June 30                December 31
                                                                                      1996                    1995
                                                                                      ----                    ----
                                                                                  (Unaudited)
Production
 Raw Materials                                                                      $ 46,174                  $ 58,481
 Semifinished and Finished Steel Products                                            153,597                   155,345
                                                                                    --------                  --------
   Total Production at FIFO                                                          199,771                   213,826
LIFO Reserve                                                                         (11,750)                   (7,186)
                                                                                    --------                  --------
 Total Production at LIFO                                                            188,021                   206,640
Nonproduction and Sundry                                                              29,074                    30,497
                                                                                    --------                  --------
 Total Inventories                                                                  $217,095                  $237,137
                                                                                    ========                  ========

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Environmental Matters. Investigation of the cause of PCB-containing material noted within a transformer area in the cold mill in late 1995 disclosed the presence of PCB-containing material in an underground storage tank ("UST") and certain electrical manholes in the vicinity of the UST. The UST was drained and filled with concrete and a closure report was submitted to the State of Michigan. The manholes have been isolated while investigation of the source of the PCB contamination continues. A total of $1.7 million has been accrued of which $1.4 million has been spent through June 30, 1996 for the cleanup of the substation, the closure of the UST, the analysis of various oils to match the PCB-contaminated oils, the cleanup of the manholes and legal expenses related to this project.

Eveleth Taconite Company. Eveleth Taconite Company ("Eveleth") is Rouge Steel's 85%-owned subsidiary. Eveleth produces iron ore pellets through collective operating agreements ("Eveleth Mines Agreements") with Eveleth Expansion Company, a partnership comprised of Oglebay Norton Company and wholly-owned subsidiaries of AK Steel Company, L.P. and Stelco, Inc.

Rouge Steel and other parties to the Eveleth Mines Agreements are currently in discussions regarding Eveleth operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of Eveleth employee benefit liability recognition and funding requirements, and recognition of other obligations relating to the mining operations.

Shiloh of Michigan, L.L.C. Loan Guaranty. On April 16, 1996, Rouge Steel executed a guaranty of payment in favor of certain banks to induce them to extend a $23 million line of credit to Shiloh of Michigan, L.L.C., Rouge Steel's engineered steel blanking joint venture with Shiloh Industries, Inc. Rouge Steel guaranteed 20 percent of the line of credit with a cap on its guaranty of $5 million. As of May 31, 1996, Shiloh of Michigan, L.L.C. had borrowings of $4.5 million outstanding under its line of credit.

Other than the matters discussed above, there have been no significant changes to commitments and contingencies as depicted in the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     Total Sales. Total sales for Rouge Steel Company ("Rouge Steel" or the "Company") increased 16.9% in the second quarter of 1996 to $349.0 million from $298.5 million in the second quarter of 1995, an increase of $50.5 million. The increase in total sales was caused principally by an increase in steel product shipments. Shipments increased 27.7% in the second quarter of 1996 to 766,000 net tons from 600,000 net tons in the second quarter of 1995, an increase of 166,000 net tons. Rouge Steel's shipments were higher in the second quarter of 1996 because of significant demand for the Company's products. The increase in total sales resulting from higher shipments was partially offset by lower steel product prices in the second quarter of 1996.

     Costs and Expenses. Total costs and expenses increased 25.0% in the second quarter of 1996 to $334.8 million from $267.9 million in the second quarter of 1995, an increase of $66.9 million. Costs of goods sold increased 25.9% in the second quarter of 1996 to $324.9 million from $258.1 million in the second quarter of 1995, an increase of $66.8 million. The increase in costs of goods sold was primarily due to higher shipments, as well as increased raw material and fuel prices, higher labor costs resulting from the new labor contract which was effective in August 1995, and lower operating productivity. Costs of goods sold in the second quarter of 1996 was 93.1% of total sales, up from 86.5% of total sales in the second quarter of 1995, due to steel product price reductions and the increase in costs of goods sold discussed above.

     Operating Income. Primarily as a result of lower prices, operating income decreased 53.6% in the second quarter of 1996 to $14.2 million from $30.6 million in the second quarter of 1995, a decrease of $16.4 million. Operating income represented 4.1% of total sales in the second quarter of 1996 compared to 10.3% of total sales in the second quarter of 1995.

     Income Tax Provision. The lower income tax provision in the second quarter of 1996 was a function of lower taxable income.

     Net Income. Net income decreased 53.3% in the second quarter of 1996 to $11.8 million from $25.3 million in the second quarter of 1995, a decrease of $13.5 million. The decrease in net income was attributable to lower steel product prices combined with higher raw material, fuel and labor costs and lower operating productivity.

COMPARISON OF THE SIX - MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     Total Sales. Total sales increased 8.1% in the first half of 1996 to $669.2 million from $618.8 million in the first half of 1995, an increase of $50.4 million. The increase in total sales was caused principally by higher steel product shipments. Steel product shipments increased 16.3% in the first half of 1996 to 1,468,000 net tons from 1,262,000 net tons in the first half of 1995, an increase of 206,000 net tons. Rouge Steel's shipments were higher in the first half of 1996 because of significant demand for the Company's products. The increase in total sales resulting from higher shipments was partially offset by lower prices in the first half of 1996.

     Costs and Expenses. Total costs and expenses increased 17.0% in the first half of 1996 to $649.4 million from $555.2 million in the first half of 1995, an increase of $94.2 million. Costs of goods sold increased 18.2% in the first half of 1996 to $630.9 million from $533.8 million in the first half of 1995, an increase of $97.1 million. The increase in costs of goods sold was due to higher shipments, increased raw material and fuel prices, higher labor costs resulting from the new labor contract which was effective in August 1995, and lower operating productivity. Costs of goods sold in the first half of 1996 was 94.3% of total sales, up from 86.3% of total sales in the first half of 1995, due to steel product price decreases and the increase in costs of goods sold discussed above. Selling and administrative expenses decreased 21.3% in the first half of 1996 to $12.4 million from $15.8 million in the first half of 1995, a decrease of $3.4 million. The decrease in selling and administrative expenses was principally caused by three elements:
(1) a decrease in compensation accrued for the Company's administrative employees under Rouge Steel's profit sharing plans, (2) decreased expenses relating to the Company's new customer order management system, and (3) lower Michigan single business tax related to the reduction in the Company's profitability.

     Operating Income. Primarily as a result of steel product price decreases, raw material and fuel price increases and lower operating productivity, operating income decreased 69.0% in the first half of 1996 to $19.7 million from $63.7 million in the first half of 1995, a decrease of $44.0 million. Operating income represented 3.0% of total sales in the first half of 1996 compared to 10.3% of total sales in the first half of 1995.

     Income Tax Provision.   The lower income tax provision in the first half
of 1996 was a function of lower taxable income.

     Net Income. Net income decreased 64.0% in the first half of 1996 to $18.5 million from $51.3 million in the first half of 1995, a decrease of $32.8 million. The decrease in net income was attributable to lower steel product prices, higher raw material and fuel prices and lower operating productivity.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities on June 30, 1996 totalled $104.9 million compared to $100.4 million on December 31, 1995, an increase of $4.5 million. This increase was primarily due to cash provided by operating activities.

     Cash Flows From Operating Activities. Net cash provided by operating activities decreased 20.6% in the first half of 1996 to $56.5 million from $71.4 million in the first half of 1995, a decrease of $14.9 million. This decrease is comprised of a $32.8 million reduction in net income offset partially by an increase in cash provided by certain components of working capital.

     Capital Expenditures. Capital expenditures, including investments in Double Eagle Steel Coating Company, Rouge Steel's 50%-owned joint venture electrogalvanizing line, increased in the first half of 1996 to $50.6 million from $28.5 million in the first half of 1995, an increase of $22.1 million.
The expenditures made in the first half of 1996 were primarily for the completion of the third strand to the Company's existing continuous slab caster. During the remainder of the year, it is anticipated that an additional $71 million will be spent on capital items, the most significant of which are the partial reline of the Company's blast furnace and cold mill gauge control improvements. The remaining capital expenditures are generally directed at improving plant efficiency and product quality.

     Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on November 29, 1999. The Company had no borrowings under the facility as of June 30, 1996. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

OUTLOOK

     Rouge Steel expects a solid order book for the third and fourth quarters of 1996. Additionally, the Company expects some of its selling prices to strengthen in the second half of the year. On September 20, 1996, the Company plans to begin a partial reline of its largest blast furnace. The outage related to the reline will last approximately 38 days and is expected to have a negative impact on operating results in the fourth quarter. When the reline is complete, raw steel production is expected to increase 10% over second quarter 1996 levels.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, Rouge Steel is a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 4.       Submission of Matters to a Vote of Security Holders

     Rouge Steel's Annual Meeting of Stockholders was held on May 9, 1996. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.

     1) All three nominees for Class II Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                                 For                  Withheld
                                                 ---                  --------
              Gary P. Latendresse            32,391,258                20,222
              Pete A. Klisares               32,389,458                22,022
              John E. Lobbia                 32,389,658                21,822

     2) The appointment of Price Waterhouse LLP as the Company's independent public accountants for the calendar year ending December 31, 1996 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.
                                                For         Against   Withheld
              Ratification of the appointment
              of Price Waterhouse LLP as
              Rouge Steel's independent
              public accountants for the
              calendar year ending December
              31, 1996                          32,400,430  4,260     6,790

Item 5.          Other Events

     On May 9, 1996, Rouge Steel's board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on July 26, 1996 to stockholders of record on July 12, 1996. The total amount of dividends to be paid is $655,329.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 25, 1996                    ROUGE STEEL COMPANY

                                        By:          /s/ Carl L. Valdiserri
                                                       ----------------------
                                        Name:        Carl L. Valdiserri
                                        Title:       Chairman of the Board
                                                     and Chief Executive Officer



Date:  July 25, 1996                    By:          /s/ Gary P. Latendresse
                                                     -----------------------
                                        Name:        Gary P. Latendresse
                                        Title:       Vice President and Chief
                                                     Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
- - -----------                  -----------
     27                      Financial Data Schedule