Form 10-Q
period 1996-09-30
ROUGE STEEL CO
filed 1996-10-25
CIK 918577

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to
                                       ---------------    --------------

                         Commission File Number 1-12852


                              ROUGE STEEL COMPANY
             (Exact name of registrant as specified in its charter)



                 DELAWARE                       38-2386833
         (State of Incorporation)  (I.R.S. Employer Identification No.)


                  3001 MILLER ROAD,  DEARBORN, MI  48121-1699
                    (Address of principal executive offices)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)



================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X                 No
    -------------              -------------


The number of shares of common stock issued and outstanding as of October 23, 1996 was 21,876,862 which includes 14,014,462 shares of Class A Common Stock and 7,862,400 shares of Class B Common Stock.

                             ROUGE STEEL COMPANY
                         QUARTERLY REPORT ON  FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                                  PAGE
PART I - FINANCIAL INFORMATION


Item 1.         Consolidated Financial Statements

                Report of Independent Accountants ..............................   3

                Consolidated Balance Sheets ....................................   4

                Consolidated Statements of Operations ..........................   6

                Consolidated Statements of Changes in Stockholders' Equity .....   7

                Consolidated Statements of Cash Flows ..........................   8

                Notes to Consolidated Financial Statements .....................   9

Item 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations .......................................  11


PART II - OTHER INFORMATION


Item 1.         Legal Proceedings ..............................................  15

Item 5.         Other Events ...................................................  16

                       REPORT OF INDEPENDENT ACCOUNTANTS



October 18, 1996


To the Board of Directors and
Stockholders of Rouge Steel Company

We have reviewed the consolidated financial information appearing on pages 4 through 10 of this report of Rouge Steel Company as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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


PRICE WATERHOUSE LLP

                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)



                                                  September 30         December 31
ASSETS                                                1996                1995
                                                      ----                ----
                                                   Unaudited
Current Assets
 Cash and Cash Equivalents                         $  88,784            $  57,036
 Marketable Securities                                15,648               43,324
 Accounts Receivable
    Trade and Other (Net of Allowances
       of $7,758 and $6,118)                         123,548              115,328
    Affiliates                                        11,561                8,873
 Inventories                                         250,753              237,137
 Other Current Assets                                 26,818               21,885
                                                    --------             --------
    Total Current Assets                             517,112              483,583
                                                    --------             --------

Property, Plant, and Equipment
 Land                                                    161                  261
 Buildings and Improvements                           17,813               11,497
 Machinery and Equipment                             195,559              123,893
 Construction in Progress                             31,985               46,745
                                                    --------             --------
    Subtotal                                         245,518              182,396
 Less:  Accumulated Depreciation                     (56,104)             (46,729)
                                                    --------             --------
    Net Property, Plant, and Equipment               189,414              135,667
                                                    --------             --------

Deferred Charges and Other                            48,042               53,258
                                                    --------             --------

    Total Assets                                    $754,568             $672,508
                                                    ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                         CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands except share amounts)

                                                                            September 30         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                            1996                1995
                                                                                ----                ----
                                                                              Unaudited
Current Liabilities
 Accounts Payable
    Trade                                                                    $185,474              $145,093
    Affiliates                                                                    935                   892
 Accrued Vacation Pay                                                          11,917                11,264
 Taxes Other than Income                                                       11,127                10,438
 Other Accrued Liabilities                                                     29,162                21,709
                                                                             --------              --------
    Total Current Liabilities                                                 238,615               189,396
                                                                             --------              --------
Other Liabilities                                                              64,819                59,543
                                                                             --------              --------
Excess of Net Assets Acquired Over Cost                                        18,525                22,872
                                                                             --------              --------
Minority Interest in Net Assets of Consolidated Subsidiary                      7,035                 6,843
                                                                             --------              --------



Commitments and Contingencies (Note 3)

Stockholders' Equity
 Common Stock
 Class A, 80,000,000 shares authorized with 13,997,561 and
   13,084,965 issued and outstanding as of September 30, 1996 and
   December 31, 1995, respectively                                                140                   131
 Class B, 8,690,400 shares authorized with 7,862,400 and
   8,690,400 shares issued and outstanding as of September 30, 1996
   and December 31, 1995, respectively                                             79                    87
 Capital in Excess of Par Value                                               126,071               124,246
 Retained Earnings                                                            301,474               271,580
 Additional Minimum Pension Liability                                          (2,190)               (2,190)
                                                                             --------              --------
    Total Stockholders' Equity                                                425,574               393,854
                                                                             --------              --------
    Total Liabilities and Stockholders' Equity                               $754,568              $672,508
                                                                             ========              ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          (amounts in thousands except share and per share amounts)
                                  Unaudited


                                                                For the Quarter Ended           For the Nine Months Ended
                                                                    September 30                        September 30
                                                                    ------------                        ------------
                                                               1996              1995             1996               1995
                                                               ----              ----             ----               ----
Sales

  Unaffiliated Customers                                   $   271,492       $   239,925      $   846,731        $   755,284
  Affiliates                                                    48,661            42,666          142,574            146,156
                                                           -----------       -----------      -----------        -----------
     Total Sales                                               320,153           282,591          989,305            901,440
                                                           -----------       -----------      -----------        -----------

Costs and Expenses

  Costs of Goods Sold                                          294,594           258,923          925,503            792,760
  Depreciation and Amortization                                  3,543             2,803            9,611              8,333
  Selling and Administrative Expenses                            6,584             6,269           19,017             22,077
                                                           -----------       -----------      -----------        -----------
     Total Costs and Expenses                                  304,721           267,995          954,131            823,170
                                                           -----------       -----------      -----------        -----------
Operating Income                                                15,432            14,596           35,174             78,270

Interest Income                                                  1,516             1,234            4,413              3,897
Interest Expense                                                   (83)              (81)            (248)              (243)
Amortization of Excess of Net Assets
  Acquired Over Cost                                             1,449             1,449            4,347              4,347
Property Tax Settlement                                              -            29,974                -             29,974
Other - Net                                                        112               (52)             585                371
                                                           -----------       -----------      -----------        -----------
Income Before Income Taxes and Minority Interest                18,426            47,120           44,271            116,616
Income Tax Provision                                            (4,610)          (12,849)         (12,219)           (30,869)
                                                           -----------       -----------      -----------        -----------
Income Before Minority Interest                                 13,816            34,271           32,052             85,747
Minority Interest in Consolidated Subsidiary                      (429)             (626)            (192)              (852)
                                                           -----------       -----------      -----------        -----------

     Net Income                                            $    13,387       $    33,645      $    31,860        $    84,895
                                                           ===========       ===========      ===========        ===========



Per Share Amounts

  Net Income                                               $      0.61       $      1.55      $      1.46        $      3.92
                                                           ===========       ===========      ===========        ===========
  Cash Dividends Declared                                  $      0.03       $      0.03      $      0.09        $      0.07
                                                           ===========       ===========      ===========        ===========
  Weighted Average Shares Outstanding                       21,851,450        21,699,427       21,831,844         21,650,682
                                                           ===========       ===========      ===========        ===========




The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                   Unaudited





                                                   For the Quarter Ended            For the Nine Months Ended
                                                     September 30, 1996                September 30, 1996
                                                     ------------------                ------------------
Common Stock
  Beginning Balance                                       $    218                         $    218
  Common Stock Issued for Employee Benefit Plans                 1                                1
                                                          --------                         --------
  Ending Balance                                               219                              219
                                                          --------                         --------

Capital in Excess of Par Value
  Beginning Balance                                        125,729                          124,246
  Common Stock Issued for Employee
    Benefit Plans                                              342                            1,825
                                                          --------                         --------
  Ending Balance                                           126,071                          126,071
                                                          --------                         --------

Retained Earnings
  Beginning Balance                                        288,743                          271,580
  Net Income                                                13,387                           31,860
  Cash Dividends Declared                                     (656)                          (1,966)
                                                          --------                         --------
  Ending Balance                                           301,474                          301,474
                                                          --------                         --------

Additional Minimum Pension Liability
  Beginning and Ending Balance                              (2,190)                          (2,190)
                                                          --------                         --------

Total Stockholders' Equity                                $425,574                         $425,574
                                                          ========                         ========




The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   Unaudited

                                                                                For the Nine Months Ended
                                                                                       September 30
                                                                                       ------------
                                                                                 1996                  1995
                                                                                 ----                  ----
Cash Flows From Operating Activities
  Net Income                                                                  $  31,860              $  84,895
  Adjustments to Reconcile Net Income to Net Cash Provided By
    Operating Activities:
        Gain on Property Tax Settlement                                               -                (29,974)
        Proceeds from Property Tax Settlement                                         -                 15,000
        Deferred Taxes                                                            5,673                  4,374
        Depreciation and Amortization                                             9,611                  8,333
        Amortization of Capitalized Debt Costs                                       27                     27
        Amortization of Excess of Net Assets Acquired Over Cost                  (4,347)                (4,347)
        Change in Minority Interest in Net Income of
          Consolidated Subsidiary                                                   192                    852
        Common Stock Issued for Benefit Plans                                     1,825                  2,752

  Changes in Assets and Liabilities:
    Accounts Receivable - Trade and Affiliates                                  (10,908)                 8,541
    Inventories                                                                 (12,962)               (18,660)
    Prepaid Expenses                                                             (3,071)                (7,017)
    Accounts Payable and Accrued Liabilities                                     52,331                (19,584)
    Restricted Cash                                                                   -                 (2,862)
    Other - Net                                                                    (159)                    (5)
                                                                              ---------              ---------
        Net Cash Provided by Operating Activities                                70,072                 42,325
                                                                              ---------              ---------

Cash Flows From Investing Activities
  Capital Expenditures                                                          (63,219)               (41,267)
  Purchase of Marketable Securities                                             (30,276)               (73,548)
  Sale of Marketable Securities                                                  57,952                 59,367
  Investment in Joint Ventures                                                     (671)                (2,865)
  Other - Net                                                                      (146)                    33
                                                                              ---------              ---------
    Net Cash Used for Investing Activities                                      (36,360)               (58,280)
                                                                              ---------              ---------
Cash Flows From Financing Activities
  Cash Dividend Payments                                                         (1,964)                (1,299)
                                                                              ---------              ---------
  Net (Decrease) Increase in Cash and Cash Equivalents                           31,748                (17,254)

  Cash and Cash Equivalents - Beginning of Period                                57,036                 60,613
                                                                              ---------              ---------
  Cash and Cash Equivalents - End of Period                                   $  88,784              $  43,359
                                                                              =========              =========


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


NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                    September 30             December 31
                                                        1996                    1995
                                                        ----                    ----
                                                    (Unaudited)
Production
 Raw Materials                                        $ 59,907                  $ 58,481
 Semifinished and Finished Steel Products              174,752                   155,345
                                                      --------                  --------
   Total Production at FIFO                            234,659                   213,826
LIFO Reserve                                           (12,889)                   (7,186)
                                                      --------                  --------
   Total Production at LIFO                            221,770                   206,640
Nonproduction and Sundry                                28,983                    30,497
                                                      --------                  --------
   Total Inventories                                  $250,753                  $237,137
                                                      ========                  ========


NOTE 3 - COMMITMENTS AND CONTINGENCIES

Environmental Matters. Investigation of the cause of PCB-containing material noted within a transformer area in the cold mill in late 1995 disclosed the presence of PCB-containing material in an underground storage tank ("UST") and certain electrical manholes in the vicinity of the UST. The UST was drained and filled with concrete and a closure report was submitted to the State of Michigan. The manholes have been isolated while investigation of the source of the PCB contamination continues. A total of $1.7 million was accrued in prior quarters for the cleanup of the substation, the closure of the UST, the analysis of various oils to match the PCB-contaminated oils, the cleanup of the manholes and legal expenses related to this project. Of that amount, $1 million has been spent through September 30, 1996.

Eveleth Taconite Company. Eveleth Taconite Company ("Eveleth") is Rouge Steel's 85%-owned subsidiary. Eveleth produces iron ore pellets through collective operating agreements ("Eveleth Mines Agreements") with Eveleth Expansion Company, a partnership comprised of Oglebay Norton Company and wholly-owned subsidiaries of AK Steel Company, L.P. and Stelco, Inc.

Rouge Steel and other parties to the Eveleth Mines Agreements are currently in discussions regarding Eveleth operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets and recognition of other obligations relating to the mining operations.

Shiloh of Michigan, L.L.C. Loan Guaranty. On April 16, 1996, Rouge Steel executed a guaranty of payment in favor of certain banks to induce them to extend a $23 million line of credit to Shiloh of Michigan, L.L.C., an engineered steel blanking joint venture between Rouge Steel and Shiloh Industries, Inc. Rouge Steel guaranteed 20 percent of the line of credit with a cap on its guaranty of $5 million. As of September 30, 1996, Shiloh of Michigan, L.L.C. had borrowings of $17.6 million outstanding under its line of credit.

Other than the matters discussed above, there have been no significant changes to commitments and contingencies as depicted in the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Total Sales. Total sales for Rouge Steel Company ("Rouge Steel" or the "Company") increased 13.3% in the third quarter of 1996 to $320.2 million from $282.6 million in the third quarter of 1995, an increase of $37.6 million. The increase in total sales resulted principally from higher shipments. Steel product shipments increased 18.6% in the third quarter of 1996 to 709,000 net tons from 598,000 net tons in the third quarter of 1995, an increase of 111,000 net tons. The increase in shipments was partially offset by lower steel product prices in the third quarter of 1996.

     Costs and Expenses. Total costs and expenses increased 13.7% in the third quarter of 1996 to $304.7 million from $268.0 million in the third quarter of 1995 an increase of $36.7 million. Costs of goods sold increased 13.8% in the third quarter of 1996 to $294.6 million from $258.9 million in the third quarter of 1995, an increase of $35.7 million. The increase in costs of goods sold was caused primarily by higher shipments and was offset partially by favorable manufacturing efficiencies resulting from higher production volume in the finishing operations. Costs of goods sold in the third quarter of 1996 was 92.0% of total sales, compared to 91.6% of total sales in the third quarter of 1995. Depreciation and amortization increased 26.4% in the third quarter of 1996 to $3.5 million from $2.8 million in the third quarter of 1995, an increase of $700,000. The higher depreciation and amortization expense reflects continued capital expenditures, particularly for the third caster strand which was launched in May 1996.

     Operating Income. As a result of the changes in total sales and costs and expenses, operating income increased 5.7% in the third quarter of 1996 to $15.4 million from $14.6 million in the third quarter of 1995, an increase of $800,000. Operating income represented 4.8% of total sales in the third quarter of 1996 compared to 5.2% of total sales in the third quarter of 1995, primarily as a result of lower steel product prices in the third quarter of 1996.

     Property Tax Settlement. As discussed in prior quarters, a pre-tax benefit of $30.0 million was recorded in the third quarter of 1995 to reflect the property tax settlement between Rouge Steel and the local taxing authorities.

     Income Tax Provision. The lower income tax provision in the third quarter of 1996 was a function of lower taxable income.

     Net Income. As a result of the property tax settlement in the third quarter of 1995 and the other factors discussed above, net income decreased 60.2% in the third quarter of 1996 to $13.4 million from $33.6 million in the third quarter of 1995, a decrease of $20.2 million.

COMPARISON OF THE NINE - MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Total Sales. Total sales increased 9.7% in the first nine months of 1996 to $989.3 million from $901.4 million in the first nine months of 1995, an increase of $87.9 million. The increase in total sales in the first nine months of 1996 was caused principally by higher steel product shipments.
Steel product shipments increased 17.0% in the first nine months of 1996 to 2,177,000 net tons from 1,860,000 net tons in the first nine months of 1995, an increase of 317,000 net tons. This increase in steel product shipments is partially offset by lower steel product prices in the first nine months of 1996.

     Costs and Expenses. Total costs and expenses increased 15.9% in the first nine months of 1996 to $954.1 million from $823.2 million in the first nine months of 1995, an increase of $130.9 million. Costs of goods sold increased 16.7% in the first nine months of 1996 to $925.5 million from $792.8 million in the first nine months of 1995, an increase of $132.7 million. The increase in costs of goods sold was primarily due to higher steel product shipments and, to an extent, higher prices for pellets, coke and natural gas and the adverse effect of a weather-related production shortfall in the first quarter. Additionally, labor costs were higher in the first nine months of 1996, as a result of the labor contract which was effective in August 1995. Costs of goods sold in the first nine months of 1996 was 93.6% of total sales, up from 87.9% of total sales in the first nine months of 1995, primarily due to steel product price decreases and, to an extent, the cost increases discussed above. Depreciation and amortization increased 15.3% in the first nine months of 1996 to $9.6 million from $8.3 million in the first nine months of 1995, an increase of $1.3 million. The higher depreciation and amortization expense reflects continued capital expenditures, particularly for the third caster strand which launched in May 1996. Selling and administrative expenses decreased in the first nine months of 1996 to $19.0 million from $22.1 million in the first nine months of 1995, a decrease of $3.1 million. The decrease in selling and administrative expenses was caused principally by two factors: (1) a reduction in Michigan single business tax and (2) a reduction in profit sharing paid to administrative employees. Both factors are a result of the decrease in the Company's profitability in the first nine months of 1996.

     Operating Income. As a result of the changes in total sales and costs and expenses, operating income decreased 55.1% in the first nine months of 1996 to $35.2 million from $78.3 million in the first nine months of 1995, a decrease of $43.1 million. Operating income represented 3.6% of total sales in the first nine months of 1996 compared to 8.7% of total sales in the first nine months of 1995.

     Property Tax Settlement. As discussed in prior quarters, a pre-tax benefit of $30.0 million was recorded in the first nine months of 1995 to reflect the property tax settlement between Rouge Steel and the local taxing authorities.

     Income Tax Provision. The lower income tax provision in the first nine months of 1996 was a function of lower taxable income.

     Minority Interest in Net Income of Consolidated Subsidiary. Minority interest in net income of consolidated subsidiary in the first nine months of 1996 was $192,000 compared to $852,000 in the first nine months of 1995, a decrease of $660,000. The decrease in minority interest was the result of lower Eveleth pellet sales to unaffiliated third parties.

     Net Income. As a result of the property tax settlement in 1995 and the other factors discussed above, net income decreased 62.5% in the first nine months of 1996 to $31.9 million from $84.9 million in the first nine months of 1995, a decrease of $53.0 million.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities on September 30, 1996 totalled $104.4 million compared to $100.4 million on December 31, 1995, an increase of $4.0 million. Cash provided by operating activities was partially offset by capital spending during the first nine months of 1996.

     Cash provided by operating activities was $70.1 million in the first nine months of 1996 reflecting net income of $31.9 million together with changes in working capital. The increase in accounts payable at September 30, 1996 includes $19 million for purchased slabs. The Company has received 574,000 net tons of slabs in 1996 to supplement its own production as a result of increased demand and the blast furnace reline. See "Outlook."

     In August 1995, Rouge Steel, the City of Dearborn (the "City), the Dearborn Public School Board and the County of Wayne reached an agreement which settled local property tax litigation for tax years 1990 through 1995. The taxing authorities agreed to refund $25 million to Rouge Steel for overpayment of property taxes for tax years 1990 through 1993. In addition, the taxing authorities reduced Rouge Steel's property tax assessment with respect to the 1994 and 1995 tax years, which has resulted and will continue to result in lower property taxes in the future. The $25 million refund is being paid to Rouge Steel in three installments. The first installment of $15 million was received on September 29, 1995. The second installment of $5 million was paid October 1, 1996 and the final installment of $5 million is due by October 1, 1997.

     Capital expenditures, including investments in joint ventures, increased in the first nine months of 1996 to $63.8 million from $44.1 million in the first nine months of 1995, an increase of $19.8 million. The most significant of the expenditures made in the first nine months of 1996 was for the addition of a third continuous caster strand. Other expenditures were made to modernize and expand the Company's facilities. During the remainder of the year, it is anticipated that an additional $35 million will be spent on capital items. The Company's capital expenditures are generally directed at improving plant efficiency and product quality in order to improve Rouge Steel's competitive position in the marketplace.

     Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on November 29, 1999. The Company had no borrowings under the Credit Agreement on September 30, 1996. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

OUTLOOK

     On September 20, 1996, Rouge Steel began a partial reline of its largest blast furnace. The outage related to the reline is expected to last approximately 45 days and is expected to have a negative impact on the Company's results of operations in the fourth quarter. When the reline is complete, raw steel production is expected to increase approximately 10% over second quarter 1996 levels.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, Rouge Steel is a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 5. Other Events

     On September 26, 1996, Rouge Steel's board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on October 25, 1996 to stockholders of record on October 11, 1996. The total amount of dividends to be paid is $656,100.

     On August 1, 1996, Messrs. Malenick and Klisares resigned from the Company's Board of Directors. On September 26, 1996, Mr. Klisares' board seat was filled by Dominick C. Fanello, Chairman of the Board of Shiloh Industries, Inc.

     On August 29, 1996, Worthington Industries, Incorporated ("Worthington"), the Company's second largest stockholder, converted 828,000 shares of the Company's Class B Common Stock to Class A Common Stock. This conversion resulted in Worthington's voting interest in Rouge Steel being reduced from 22.8% to 19.9%.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October 25, 1996           ROUGE STEEL COMPANY

                                  By:         /s/ Carl L. Valdiserri
                                              -------------------------
                                  Name:       Carl L. Valdiserri
                                  Title:      Chairman of the Board and
                                              Chief Executive Officer



Date:  October 25, 1996           By:         /s/ Gary P. Latendresse
                                              -------------------------
                                  Name:       Gary P. Latendresse
                                  Title:      Vice President and
                                              Chief Financial Officer

                                Exhibit Index



Exhibit Number                Description
--------------                -----------
     27                 Financial Data Schedule
