Form 10-K405
period 1996-12-31
ROUGE STEEL CO
filed 1997-02-10
CIK 918577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    -------------


                         Commission File Number 1-12852

                              ROUGE STEEL COMPANY
                              -------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                   38-2386833
        --------                                   ----------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)


3001 MILLER ROAD, DEARBORN, MICHIGAN                  48121
------------------------------------               ----------
(Address of principal executive offices)           (Zip Code)


                                 (313) 317-8900
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                                on which registered
        -------------------                              ----------------------

Class A Common Stock, $0.01 par value                    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X          NO
                                 -----           -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the closing price of the Class A Common Stock on February 7, 1997, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant's Class A Common Stock held by nonaffiliates of registrant as of such date was $254,782,355.

     The number of shares of common stock issued and outstanding as of February 7, 1997 was 21,913,999. This amount includes 14,351,599 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1997 Proxy Statement of Rouge Steel Company are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                             ROUGE STEEL COMPANY
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I                                                                            PAGE

Item 1.      Business ..........................................................   3

Item 2.      Properties ........................................................   12

Item 3.      Legal Proceedings .................................................   13

Item 4.      Submission of Matters to a Vote of  Security Holders ..............   13

PART II

Item 5.      Market for Registrant's Common Equity and Related Security
             Holder Matters ....................................................   16

Item 6.      Selected Financial Data ...........................................   18

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations .............................................   20

Item 8.      Financial Statements and Supplemental Data ........................   30

Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure ..........................................   53

PART III

Item 10.     Directors and Executive Officers of the Registrant ................   54

Item 11.     Executive Compensation ............................................   54

Item 12.     Security Ownership of Certain Beneficial Owners and Management ....   54

Item 13.     Certain Relationships and Related Transactions ....................   54


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..   55


                                    PART I

Item 1.   Business.


GENERAL

     Rouge Steel Company, a Delaware corporation ("Rouge Steel" or the "Company"), is an integrated producer of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and electrogalvanized steel.
The Company was incorporated in 1981. In recent years, Rouge Steel has emphasized the production of value-added flat rolled carbon steel products.
The Company's products generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry who have exacting quality, delivery and service requirements. The Company's ability to meet these standards and its extensive participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

PRODUCTS

     Rouge Steel currently produces primarily three finished sheet steel products: (i) hot rolled, which is sold as hot bands or is pickled to remove surface scale, and is sold to automotive, converter and service center customers and other end users; (ii) cold rolled, which is hot rolled steel that is subsequently cold reduced in thickness, annealed and typically tempered to enhance ductility and surface characteristics and is sold to automotive, converter and service center customers and other end users; and (iii) electrogalvanized, which is cold rolled steel that has been coated with either pure zinc or a zinc/iron combination on one or both sides to make the steel more corrosion resistant and is sold almost exclusively to automotive customers.

     The following table sets forth the percentage of Rouge Steel's steel product revenues from hot rolled, cold rolled and electrogalvanized steel for the years from 1994 through 1996.


                                 1996        1995        1994
                                 ----        ----        ----

Hot Rolled                       47.4%       49.8%       48.8%
Cold Rolled                      30.6        28.4        30.3
Electrogalvanized                22.0        21.8        20.9
                                -----       -----       -----
     Total                      100.0%      100.0%      100.0%
                                =====       =====       =====


     Approximately one-half of the Company's sales of hot rolled steel has been to the automotive market for wheels and structural components such as suspension arms, frames and seat frames. Rouge Steel also sells hot rolled steel in the non-automotive end user markets for the manufacture of roof decking, grating, guard rails and pipes and to converters and service centers to be further processed or sold directly to other end users. Cold rolled steel is sold by the Company for use in automotive parts, lighting fixtures, room dividers and doors, and for unexposed applications such as the manufacture of floor pans and tubing. Electrogalvanized products are sold to automotive customers for use as major automotive body panels such as doors, quarter panels and fenders.

     One of the Company's primary objectives is to increase its production and sales of value-added higher margin products. In order to increase the Company's capability to produce more sophisticated products, the Company has entered into a joint venture with Shiloh Industries, Inc. ("Shiloh") to produce engineered steel blanks which the Company anticipates selling to its automotive customers (the "Shiloh Venture"), and a joint venture with a subsidiary of Worthington Industries, Inc. (together with its subsidiaries, "Worthington") to construct and operate a cold rolled hot dipped galvanizing line which will provide the Company with additional coated steel products, primarily for automotive applications ("Spartan Steel"). The Company has also reached an agreement in principle to purchase an 11% interest in TWB Company ("TWB"), an existing facility that produces laser welded blanks sold primarily for automotive applications. Currently, Worthington and Thyssen Stahl of Germany ("Thyssen") are the participants in TWB which is located near Monroe, Michigan. The Shiloh Venture has been financed by a $23 million credit facility, 20% of which is guaranteed by the Company and the Company expects to invest approximately $43 million and $6.5 million in Spartan Steel and TWB, respectively. In addition, the Company has negotiated a steel supply and toll coating agreement with Worthington with respect to Worthington's hot rolled hot dipped galvanizing line being constructed near Delta, Ohio ("Delta Galvanizing") which should provide the Company with an additional outlet for its hot rolled and cold rolled steel and additional corrosion resistant steel products, including framing and structural steel for the construction, agricultural equipment and automotive makers. Rouge Steel's participation in these joint ventures and the processing arrangement responds to the demand by end users for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, the Company's participation in these joint ventures and the processing arrangement could provide opportunities for the Company to supply new customers.

MARKETS AND CUSTOMERS

     In light of the Company's goal to strengthen long-term customer relationships, improved customer service is a key component of the Company's strategy and Rouge Steel has devoted significant resources toward that end.
The Company has approximately 200 steel customers, virtually all of which are located within 350 miles of Rouge Steel's single-site integrated facility. The Company's primary customers are in the automotive, converter, service center and other end user markets. The Company believes its proximity to its customers allows it to provide focused customer service and resources. The Company has improved its customer service through the addition of personnel in the customer service and technical support departments. The Company's primary goal in this respect is to maintain and improve its responsiveness to customer needs in a continually changing competitive environment.

     Ford Motor Company ("Ford") and Worthington, the Company's two largest customers, accounted for approximately 30% and 12%, respectively, of total sales in 1996 and 31% and 13%, respectively, of total sales in 1995. While the loss of Ford or Worthington as a customer, or a significant reduction of either company's business, would have a material adverse effect on the Company's business, the Company believes that its relationships with Ford and Worthington provide a stable sales base and the ability to expand its product capability and concentrate on increasing margins. No other single customer of the Company has accounted for more than 10% of the Company's total sales over the past five years. The Company's ten largest customers in the aggregate accounted for approximately 70% of total sales in 1996 and approximately 67% of total sales in 1995. For 1996, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 5.8%.

     The Company's primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company's steel product revenues from various markets for the years ended December 31, 1994 through 1996.


                                        Year Ended December 31
                                     ----------------------------
                                      1996      1995        1994
                                      ----      ----        ----

Automotive                            61.7%     60.7%       58.9%
Converters                            18.6      18.4        20.4
Service Centers                       16.3      16.8        17.8
Other End User                         3.4       3.1         2.9
                                                           -----
Exports                                  -       1.0           -
                                     -----     -----       -----
 Total                               100.0%    100.0%      100.0%
                                     =====     =====       =====


     Automotive. The Company is a significant supplier of hot rolled, cold rolled and electrogalvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheets of steel with exact dimensions, enhanced formability and defect-free surfaces. The Company's steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The Company supplies sophisticated steel products to meet the demand for lighter, safer, and longer lasting vehicles such as bake hardenable steel and steel for hot forming, which is used for high strength and safety applications such as automotive door beams. In the past five years Rouge Steel has made significant improvements in quality and customer service. The automotive market comprised 61.7% of the Company's steel product revenues in 1996 up from 58.9% in 1994.

     Sales to Ford, the Company's largest customer, accounted for approximately 30% of total sales in 1996 and 31% of total sales in 1995 and 1994. In addition to its relationship with Ford, the Company has diversified its automotive customer base. Until the early 1990's, Rouge Steel sold only a small amount of steel to Chrysler Corporation ("Chrysler") and had no direct sales to General Motors Corporation ("GM"). The Company believes that its ability to provide the complex grades of steel required for automotive applications combined with its ability to provide competitive pricing, quality and delivery caused Chrysler and GM to begin purchasing significant quantities of hot rolled, cold rolled and electrogalvanized steel from the Company. Currently, Chrysler and GM are both among the Company's five largest customers. The Company is currently seeking to expand its customer base by penetrating the automotive market further through the broadening of its steel product and service capabilities.

     Converters. The Company sells hot rolled and cold rolled steel to the converter market, which includes customers that process steel into a more finished state such as pipes, tubing and cold rolled strip steel. Although the converter market is typically more price sensitive than the end user market due to its reliance on purchases at prevailing prices, it provides the Company with some sales stability during downturns in the automotive market.

     Sales to Worthington, a major steel fabricator and processor and the Company's second largest customer and shareholder, were approximately 12%, 13% and 15% of total sales in 1996, 1995 and 1994, respectively. Worthington owns approximately 27.4% of the Company's Common Stock which represents a voting interest of 19.9%.

     Service Centers. The Company sells hot rolled and cold rolled steel to service center customers that provide processing services such as slitting, shearing and blanking for distribution primarily to automotive end users. Due to the increased costs for processing services, steel service centers have become a major factor in the distribution of flat rolled products to end users.

     Direct Sales to Other End Users. The Company sells hot rolled steel to manufacturers of roof decking, grating, guard rails and pipes. The Company sells cold rolled steel to manufacturers of lighting fixtures, room dividers and doors. Steel products are distributed by Rouge Steel principally through its own sales organization.

     Order Status. The order load was 667,000 net tons at December 31, 1996, compared to 550,000 net tons at December 31, 1995. All orders related to the order load at December 31, 1996 are expected to be shipped during the first half of 1997. The order load represents orders received but not yet filled. The increase in the order load reflects very strong demand for the Company's products coupled with reduced blast furnace production due to its partial reline of the "C" blast furnace and related operating problems.

RAW MATERIALS AND ENERGY SOURCES

     The principal raw materials and energy sources used by Rouge Steel in its production process are coke, steel scrap, iron ore pellets, natural gas, electricity, steam and oxygen. Coke, coal, iron ore pellets, electricity, steam, oxygen and nitrogen are predominantly purchased pursuant to long-term agreements or annual agreements. The other raw materials are generally purchased in the open market from various sources. Certain of the purchased raw materials are not covered by long-term contracts and, therefore, availability and price are subject to world market conditions.

     Coke. Coke represents the Company's single largest raw material expenditure. In 1996, approximately 61% of the Company's coke requirements were provided by USX Corporation ("USX") pursuant to a one-year tolling agreement. Through a similar tolling agreement with New Boston Coke Corporation ("New Boston"), whose total productive capacity is dedicated to the Company, the Company acquired approximately 38% of its coke requirements, and the balance was purchased in the open market. Under the tolling agreements, the Company provides the coal to USX and New Boston for processing into coke. High volatile coal is acquired at competitive prices pursuant to a contract with Massey Coal Sales Company, Inc. which expires on January 1, 1998. Rouge Steel began purchasing coke from Bethlehem Steel Corporation ("Bethlehem") on January 1, 1997 pursuant to a five-year agreement. Bethlehem is expected to provide approximately 65% of the Company's coke requirements at a fixed price for the first three years and at a price for the last two years to be negotiated by the parties. The balance of Rouge Steel's coke requirements is expected to be provided by New Boston. The Company does not produce coke and, as a consequence, relies upon outside sources. During the past ten years, coke production capacity in the United States has been reduced. Due to the environmental liabilities associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity may cause the price that the Company pays for coke to increase which may adversely affect the Company's results of operations.

     Iron Ore Pellets. The Company has consumed an average of 2.8 million gross tons of iron ore pellets annually over the three-year period ended December 31, 1996, 12% of which were directly supplied by Eveleth or its successor, Eveleth Mines LLC ("EVTAC"). In April 1995, Rouge Steel converted to fluxed pellet use on both blast furnaces. The Company currently trades all of the EVTAC acid pellets allocated to it and, in return, obtains fluxed pellets and acid pellets with a higher manganese content, which EVTAC does not produce and which are used to enhance blast furnace productivity. During the three-year period ended December 31, 1996, the Company traded an average of 1.9 million gross tons of Eveleth/EVTAC pellets annually, which constituted 85% of the Company's share of the pellets produced by Eveleth/EVTAC, in return for fluxed pellets and pellets with a higher manganese content, which constituted 67% of the Company's requirements for pellets during this period. In order to acquire fluxed pellets under the trade arrangement, the Company is required to pay a cash premium, indexed to inflation factors, equal to the difference between the market price of the fluxed pellets and the market price of EVTAC acid pellets, in addition to providing the EVTAC acid pellets. The balance of the Company's pellet requirements were purchased pursuant to a contract with The Cleveland-Cliffs Iron Company.

     The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 25-year supply at the current level of utilization.

     In a series of transactions (the "Restructuring") which were effective December 1, 1996, Oglebay sold its interest in the entities that owned and operated a mine and pellet producing facility (the "Eveleth Facility") to Rouge Steel and AK Steel Corporation ("AK Steel") and resigned as manager of the Eveleth Facility. Rouge Steel assigned substantially all of its share of the operating assets and liabilities of the Eveleth Facility to Eveleth Mines LLC ("EVTAC"), the limited liability company which now owns and operates the Eveleth Facility, in exchange for a 45% ownership interest in EVTAC. Wholly-owned subsidiaries of AK Steel and Stelco, Inc. ("Stelco") together own 55% of EVTAC.

     Prior to the Restructuring, Rouge Steel was able to acquire approximately 42% of the production of Eveleth Mines and was responsible for covering the same percentage of the fixed costs of the operation. Following the Restructuring, the Company is required to purchase 45% of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices and has the right of first refusal to 45% of any pellets produced in excess of 5.0 million natural gross tons. Similar contracts have been executed with AK Steel and a wholly-owned subsidiary of Stelco. The Company is committed to making additional capital contributions to EVTAC of $3.4 million which, depending upon EVTAC's liquidity requirements, may be invested in the first quarter of 1997.

     A new management team has been retained to replace Oglebay as mine manager. The new management team will focus on cost reduction and quality and productivity improvements.

     Scrap. The price of steel scrap has increased dramatically since the end of 1992. The price of #1 industrial bundles, the steel scrap which makes up the largest portion of the Company's scrap purchases, increased by 36% between the end of 1992 and the end of 1996. The higher price reflects elevated demand for steel scrap, which is a result of increased production at integrated steel mills and electric furnace based mini-mills. As long as the current industry production level continues and new scrap intensive mini-mills come on line, the Company does not expect any relief from high steel scrap prices. The Company spent approximately $135 million to purchase steel scrap in 1996.

     Other Raw Materials and Energy Sources. During 1996, natural gas, electricity and steam constituted 51%, 35%, and 14%, respectively, of the Company's total energy costs. Natural gas is acquired at prevailing market prices from various producers. Rouge Steel purchases electricity from DTE Energy for its ladle refining and Double Eagle facilities and, when they were operating, for its electric arc furnaces. The Company owns a 60% interest in the Powerhouse that is managed by Ford (which owns the other 40%). Pursuant to an operating agreement with Ford (the "Powerhouse Joint Operating Agreement") which expires December 31, 1999, the Powerhouse provides the rest of the electricity consumed by the Company, as well as all of its steam requirements. On December 15, 1996, the Company provided written notice to Ford of its intention to terminate the Powerhouse Joint Operating Agreement. Rouge Steel and Ford have agreed to participate in a joint study of the alternatives available to Rouge Steel and Ford for utilities and services which are now provided by the Powerhouse.

     Effective November 15, 1995, the Company entered into a ten-year contract for the supply of oxygen and nitrogen with Praxair, Inc. The contract contains annual minimum oxygen and nitrogen purchase levels of $8.3 million and $550,000, respectively.

COMPETITION

     The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of quality, price and the ability to meet customers' product specifications and delivery schedules. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) improved manufacturing capability, (ii) substantially reduced postretirement expenses resulting from certain agreements with Ford, (iii) environmental indemnifications from Ford until 2009, (iv) long-term relationships with Ford and Worthington, (v) a single-site, geographically strategic location, and (vi) financial flexibility.

     Imports. Domestic steel producers face significant competition from foreign producers. Decisions by these foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

     Steel imports as a percentage of apparent domestic consumption, including semifinished steel, were approximately 21% for the period from 1992 through 1996. The percentage peaked in 1994 at 25%. Attractive world export prices and the improved international competitiveness of the domestic steel industry have been factors in reducing import levels. A significant adverse change in any of these factors could result in an increase in steel imports.

     Domestic Steel Industry. The domestic steel industry is a cyclical business that is highly competitive. Despite significant reductions in raw steel production capability by major domestic integrated producers over the last decade, the domestic industry continues to be adversely affected by excess world capacity. Over the last decade, extensive downsizings have necessitated costly restructuring charges that, when combined with highly competitive market conditions, have resulted in substantial losses for most domestic integrated steel producers.

     In the United States, the Company competes with many domestic integrated steel companies. The Company also competes with mini-mills, which generally target regional markets, have reduced environmental maintenance costs and liabilities, and derive certain competitive advantages by utilizing less capital intensive liquid steel processes. The capability of electric furnace based, thin slab mini-mills to produce flat rolled steel products is increasing. In the future, these mini-mills may provide increased competition in the higher quality, value-added product lines now dominated by the integrated steel producers. New mini-mills that produce flat rolled steel and improvements in the production efficiencies of integrated mills have increased overall production capacity in the United States, which has caused downward price pressure. The ability of mini-mill producers to capture a significant percentage of the sheet markets, which represented approximately half of domestic industry shipments in 1996, cannot presently be determined due to operating cost and product quality issues associated with thin-cast technology. In addition, fluctuations in the cost of scrap, the primary element in the production of steel by mini-mills, may influence the ability of mini-mills to compete with domestic integrated producers.

     A number of integrated steel producers have gone through bankruptcy reorganizations. These proceedings have resulted in reduced operating costs for these producers and may permit them to price their steel products at levels below those that could otherwise be maintained by them. The Company believes, however, that due to its reduced labor costs and reduced exposure to historical environmental liabilities resulting from certain agreements with Ford, as well as the absence of indebtedness since the Company's initial public offering, the Company is in a better position to compete with these companies than many of its competitors.

     Steel Substitutes. In the case of many steel products, there is substantial competition from other products, including plastics, aluminum, ceramics, glass, wood and concrete. However, the Company, to a limited degree, and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers, including the markets for steel construction studs and steel frames for houses.

EMPLOYEES

     At December 31, 1996, the work force of Rouge Steel was comprised of 2,492 hourly and 627 salaried personnel, including Rouge Steel employees working at Double Eagle. From 1986 to 1996, the Company reduced its work force by over 1,300 employees, while increasing the level and quality of its production. The Company's employment cost per ton shipped in 1996 was $87, which the Company believes was one of the lowest among integrated steel producers, and tons shipped per employee has grown to more than 900 tons per year, which the Company believes is one of the highest in the steel industry.

     Hourly employees of Rouge Steel are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the "UAW"). Most of the hourly employees of the Company's competitors are represented by the United Steelworkers of America ("USWA") and are subject to USWA-patterned agreements. EVTAC workers, who are employed by Thunderbird Mining Company, a wholly-owned subsidiary of EVTAC, are also represented by the USWA. On February 7, 1997, the USWA ratified the terms of its economic reopener with Thunderbird
Mining Company. The agreement will continue in effect through July 31, 1999. In 1995, Rouge Steel and the UAW executed a labor agreement with a five-year term and no optional renegotiation prior to expiration. The labor agreement includes provisions for employment security and profit sharing. The Company believes that it maintains a good relationship with the UAW.

ENVIRONMENTAL CONTROL AND CLEANUP EXPENDITURES

     The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a material adverse effect on its results of operations or financial condition. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1.5 million during the past four years. In addition, the Company has planned approximately $5.2 million in capital expenditures for
environmental compliance for the years 1996 through 2000.   Since environmental
laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

     Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the Environmental Protection Agency (the "EPA") has the authority to impose joint and several liability for remediation of contaminated properties on waste generators, current and former site owners and operators, transporters and other potentially responsible parties regardless of fault or the legality of the original disposal activity. Many states have statutes and other authorities similar to CERCLA. Domestic steel producers have spent, and can be expected to spend in the future, substantial amounts of money for compliance with these environmental laws and regulations.


     Pursuant to the purchase and sale agreement (the "Purchase and Sale Agreement") executed in connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including CERCLA, the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim, as defined in the Purchase and Sale Agreement, includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company's liabilities, including any penalties and attorneys' fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. Since the Acquisition, Ford has indemnified the Company for environmental claims of approximately $5 million. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollution Discharge Elimination System ("NPDES") permit violations, underground storage tank removal and transformer replacement.
Rouge Steel does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company.

     The Company has been identified as a potentially responsible party under CERCLA and/or similar state statutes at the Carter Industrial, Inc., Wayne County, Michigan site. The Company is subject to joint and several liability imposed by CERCLA on potentially responsible parties. Based upon available information, the Company does not anticipate that assessment and response costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or result of operations of the Company. However, as further information comes into Rouge Steel's possession, the Company will continue to reassess such evaluations. In addition, pursuant to the Ford Indemnity, Ford has accepted liability for, and defense of, the Carter Industrial Site.

     In late 1995, the existence of material containing polychlorinated biphenyls ("PCB") was noted within a containment area of an electrical substation in the cold mills. Subsequent investigation by the Company disclosed the presence of an underground storage tank containing PCB-contaminated oil below the floor of the substation. The tank was subsequently isolated, drained and closed in accordance with Michigan's underground storage tank program. Upon further investigation, the Company discovered PCB contamination in the area is preceding. As of December 31, 1996, the Company had accrued approximately $1.7 million and spent approximately $1 million for the investigation and cleanup. The Company believes that these costs are subject to the Ford Indemnity and has filed a claim with Ford. Negotiations with Ford continue with respect to this indemnity claim. The Company has not recorded an asset in anticipation of recovery pursuant to the Ford Indemnity.

     In December 1992, the EPA conducted a multimedia inspection of the Rouge Steel facility. The Company has obtained a copy of the inspection report which identifies certain alleged violations at its facility. To date, the EPA has raised no issue with the Company with the exception of an Administrative Complaint under the Clean Air Act which the Company settled in May 1994. The Company is not aware of any other outstanding issues with respect to this inspection. The full extent of the cost of any required corrective measures, if any, cannot be ascertained at this time. The Company believes that a portion of any potential liability is attributable to pre-Acquisition activities and pursuant to the Ford Indemnity has notified Ford of the potential indemnity claim arising from this inspection.

     The Company is currently operating in substantial compliance with a 1991 Consent Judgment between the Company and the Michigan Department of Environmental Quality (the "DEQ") with respect to wastewater discharges at the Schaefer Road wastewater treatment facility.

     The Company is also operating under a Consent Order with the DEQ in connection with the federally mandated requirement to achieve the national ambient air quality standards for particulate matter. This Consent Order defines the Company's fugitive dust and particulate matter control programs. The consent order does not impose any penalties on the Company or any significant production restrictions on any of the Company's production facilities. The Company has not incurred any costs associated with this issue, except those required to negotiate the consent. Similarly, the Powerhouse is operating under a 1988 Consent Order with the DEQ in connection with the federally mandated requirement to achieve the national ambient air quality standard for sulfur dioxide. The Powerhouse is currently negotiating several proposed revisions to this Consent Order with the DEQ. These revisions primarily involve sampling and analysis issues, and to the Company's knowledge, do not involve significant production or capital expenditure issues.

     In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit on January 24, 1997.

     In 1996, the Company applied for renewal of its Clean Water Act NPDES permit. The Company expects that it will be required to develop a program for management of stormwater runoff in connection with the renewal application. The Company does not expect costs associated with the permit renewal or any resultant capital costs to be material.

RESEARCH AND DEVELOPMENT

     The Company does not incur material expenses in research and development activities but does participate in various research and development programs. The Company addresses research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel. The Company also participates in joint projects with the American Iron and Steel Institute and with various universities.


Item 2.    Properties.

     The Company's integrated single-site facility is located on a 457-acre industrial site adjacent to Ford's stamping and assembly plants in Dearborn, Michigan. The Rouge Steel facility is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that its single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

     The Company's facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one computerized hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, the Company owns: a 60% interest in a 315 megawatt powerhouse (the "Powerhouse") that is managed by Ford (which owns the other 40%); a 50% interest in Double Eagle Steel Coating Company ("Double Eagle") the world's largest electrogalvanizing facility; a 48% interest in Spartan Steel, a cold rolled hot dipped galvanizing facility which is being constructed; a 20% interest in the Shiloh Venture, an engineered steel blanking facility; and a 45% interest in EVTAC, an iron ore mining and pelletizing facility.


Item 3.  Legal Proceedings.

     From time to time, Rouge Steel is involved in routine litigation incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company's results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of December 31, 1996, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.




NAME                      AGE                POSITION
----                      ---                --------

Carl L. Valdiserri .....  60   Chairman and Chief Executive Officer
Louis D. Camino ........  59   President and Chief Operating Officer
Gary P. Latendresse ....  53   Vice President and Chief Financial Officer
Dennis T. Crosby .......  53   Vice President, Engineering and Technology
William E. Hornberger ..  50   Vice President, Employee Relations and Public Affairs
George T. Kilavos ......  65   Vice President, Production Planning
Daniel A. Marion .......  58   Vice President, Purchasing and Transportation
Ronald J. Nock .........  44   Vice President, Sales and Marketing
Michael A. Weiss .......  48   Secretary and General Counsel



BUSINESS EXPERIENCE

     Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Company. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 38 years of experience in the steel manufacturing industry. Mr. Valdiserri is also a director of Champion Enterprises, Inc.

     Mr. Camino has served as President and Chief Operating Officer, as well as a director of the Company, since 1990. Mr. Camino was Vice President of Operations for Acme Steel Company from 1986 to 1990. Mr. Camino began his career with Jones and Laughlin Steel Corporation as a supervisor in 1960, and has 36 years of experience in the steel manufacturing industry.

     Mr. Latendresse has been Vice President and Chief Financial Officer and a director of the Company since 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 28 years. Mr. Latendresse has 27 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

     Mr. Crosby has been Vice President, Engineering and Technology since 1989. Mr. Crosby previously served as General Manager of Engineering and Environmental Affairs at Inland Steel Company where he was employed between 1967 and 1989. Mr. Crosby has 29 years of experience in the steel manufacturing industry.

     Mr. Hornberger has been Vice President, Employee Relations and Public Affairs since 1992. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 13 years of experience in the steel manufacturing industry.

     Mr. Kilavos has been Vice President, Production Planning since 1990. From 1984 to 1990, Mr. Kilavos was Director, Production Planning at Weirton Steel Company. He previously held various materials management positions at Weirton Steel Company and National Steel Corporation. Mr. Kilavos has 35 years of experience in the steel manufacturing industry.

     Mr. Marion has been Vice President, Purchasing and Transportation since March 1, 1995. From 1988 to 1995, Mr. Marion was Procurement Manager, Purchasing and Supply Staff, Ford Motor Company. He previously held various purchasing positions during his 34 years with Ford, including more than ten years of steel purchasing experience.

     Mr. Nock has been Vice President, Sales and Marketing since 1988. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 21 years of experience in the steel manufacturing industry.

     Mr. Weiss has served as Secretary and General Counsel since 1989. Mr. Weiss is a director and a shareholder of the Pittsburgh, Pennsylvania law firm of Doepken Keevican & Weiss Professional Corporation ("DK&W"), which is engaged in the practice of law. He has been a shareholder of DK&W since 1988.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Security Holder
          Matters.

     As of December 31, 1996, there were (i) 14,341,136 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock"), issued and outstanding and held by approximately 7,000 stockholders of record, and
(ii) 7,562,400 shares, of class B common stock, par value $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), issued and outstanding and held by two stockholders of record. As of December 31, 1996, Carl L. Valdiserri and Worthington held 7,140,400 and 422,000 shares, respectively, of Class B Common Stock. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the "NYSE"). The Class B Common Stock is not listed for trading on any securities exchange.

     Quarterly cash dividends of $0.02 per share of Common Stock were paid on July 29 and October 28, 1994 and January 27, April 28, July 28, and October 27, 1995. Quarterly cash dividends of $0.03 per share of common stock were paid on January 26, April 26, July 26, and October 25, 1996 and January 24, 1997. Future dividends on the Common Stock are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company's Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company's funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors. The holders of outstanding shares of Class A Common Stock and Class B Common Stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the Board of Directors may from time to time determine.

     The Company's Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class A Common Stock on the NYSE as reported in the consolidated transaction reporting system. The closing sale price of the Company's Class A Common Stock on the NYSE on February 7, 1996, as reported in the consolidated transaction reporting system, was $18-1/4.


1996                                             HIGH               LOW
----                                             ----               ---

First Quarter (from March 29) ...........        $25-1/8            $22
Second Quarter ..........................        23-3/8             21-1/8
Third Quarter ...........................        23-1/8             19-1/8
Fourth Quarter ..........................        22-3/4             20-1/8


1995                                             HIGH               LOW
----                                             ----               ---

First Quarter ...........................        $30-3/4            $21-7/8
Second Quarter ..........................        25-7/8             20-3/4
Third Quarter ...........................        27-3/8             23-1/8
Fourth Quarter ..........................        24-1/2             19-3/4

     Item 6.          Selected Financial Data.

     The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1996. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

                                                                                Year Ended December 31
                                                    ----------------------------------------------------------------------------
                                                        1996           1995              1994            1993             1992
                                                        ----           ----              ----            ----             ----
                                               (dollars in millions, except per share, per hour, per ton and per employee amounts)
STATEMENT OF OPERATIONS DATA:
Total Sales                                         $1,307.4         $1,206.6        $1,236.1        $1,076.7         $ 984.0
Operating Income                                        24.7          121.6(1)          103.0            62.3            27.0
Net Interest Income (Expense)                            4.8            5.4              (2.5)          (11.2)          (14.2)
Income Tax (Provision) Benefit                          (6.9)         (33.5)              8.3             6.7             0.5
Income Before Changes in Accounting Principles          23.4           94.7(1)          105.6            53.0            14.1
Net Income (Loss)                                       23.4           94.7(1)          105.6            52.1            (5.1)

Per Share Data
Income Before Changes in Accounting Principles      $   1.07       $   4.37          $   5.21        $   3.31         $  0.71
Net Income (Loss)                                       1.07           4.37              5.21            3.26           (0.26)
Cash Dividends Declared                                 0.12           0.09              0.06               -               -
Weighted Average Shares Outstanding (000)             21,845         21,677            20,262          16,000          19,704

                                                                                    At December 31
                                                    ----------------------------------------------------------------------------
                                                        1996           1995              1994            1993             1992
                                                        ----           ----              ----            ----             ----
                                                                                 (amounts in millions)
BALANCE SHEET DATA:
Working Capital                                     $  216.6       $  294.2          $  268.3        $   84.4         $  155.7
Property, Plant, and Equipment, Net                    209.2          135.7              80.4            69.0             64.7
Total Assets                                           682.0          672.5             616.8           464.9            423.7
Long-Term Debt and Capitalized Lease
 Obligation, Including Current Portion                     -              -                 -            69.0            130.1
Stockholders' Equity                                   417.3          393.9             295.7            79.6             30.2

                                                                                 Year Ended December 31
                                                    ----------------------------------------------------------------------------
                                                        1996           1995              1994            1993             1992
                                                        ----           ----              ----            ----             ----
OTHER DATA:
Net Tons Shipped (000)                                 2,876          2,542             2,643           2,472            2,425
Raw Steel Production (millions of net tons)              2.6            2.9               3.0             2.9              2.8
Effective Capacity Utilization                            84%(2)         96%(2)           102%(2)         107%(2)           83%
Continuously Cast Percentage                              95             92                88              89               86
Number of Employees at Year-End(3)                     3,119          3,167             3,194           3,225            3,254
Average Hourly Labor Rate                           $  30.81 (4)   $  32.40  (4)     $  30.02 (4)    $  28.26 (4)     $  27.35
Total Sales per Employee (in thousands)(3)              419             381               387             334              302
Hours Worked per Net Ton Produced(3)                   2.89            3.14              2.92            3.10             3.25
Operating Income per Net Ton Shipped                $     9        $     48  (1)     $     39        $     25         $     11
Capital Expenditures(5)                               101.5            69.4              29.2            11.8             13.1

____________

(1) Operating income, income before changes in accounting principles and net income for the year ended December 31, 1995 include the effect of a $30.0 million (or $12 per net ton shipped) pre-tax gain from the settlement of litigation.
(2) The effective capacities in 1996, 1995, 1994 and 1993 exclude 850,000 net tons of electric furnace capacity. The Company's electric furnaces have been idle since 1992.
(3) Includes all hourly and salaried employees.
(4) Includes $0.49 per hour in 1996, $1.94 per hour in 1995, $1.54 per hour in 1994 and $0.60 per hour in 1993 or accrued pursuant to the Profit Sharing Plan for Hourly Employees.
(5) Includes capital expenditures paid or accrued and investments in joint ventures.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

OVERVIEW

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 30.

     Rouge Steel is an integrated producer of high quality, flat rolled steel products consisting of hot rolled, cold rolled and electrogalvanized steel. In recent years, the Company has emphasized the production of value-added flat rolled carbon steel products that require additional processing and generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry who have exacting quality, delivery and service requirements. The Company also sells its products to steel converters, service centers and other end users.

     Since the acquisition of Rouge Steel from Ford in 1989 (the "Acquisition"), Rouge Steel's current management has transformed the Company from an adjunct to Ford's automotive manufacturing business into an independent, debt-free, market-driven business. In order to strengthen relationships with existing customers and establish relationships with new customers, the Company has focused on a number of strategies designed to improve the quality of its products, increase the efficiency of its operations, reduce operating expenses and improve its product mix, including increased sales of higher margin value-added steel products. The Company has reported net income every year since the Acquisition except 1992 when the impact of changes in accounting principles resulted in a $5.1 million loss. In the seven years since the Acquisition, Rouge Steel has undertaken a capital investment program designed to improve quality, product mix and productivity. In 1995, the Company and USS expanded the capacity of Double Eagle, which has permitted Rouge Steel to produce an additional 52,500 net tons of value-added electrogalvanized steel product annually. In 1996, the Company launched the second ladle refining facility ("LRF") and the third strand of its continuous caster. These additions permit Rouge Steel to refine and continuously cast 100% of its liquid steel and eliminate the need to utilize the higher cost, lower quality ingot process. Management anticipates that these two facilities will permit the production of a greater proportion of value-added steel.
During the five-year period which commenced January 1, 1996, the Company's strategic plan provides for approximately $390 million in capital expenditures for facilities improvement and investment in joint ventures, approximately $101 million of which was spent in 1996. In addition to the recently completed caster strand, the LRF and the "C" blast furnace partial reline and upgrade, all of which were completed in 1996, these capital expenditures include adding a raw material handling system in the Company's blast furnace area, upgrading and maintaining the Company's finishing facilities, including its hot strip mill and cold reduction mill, installing a new pickle line and upgrading one of its existing pickle lines, undertaking a full reline and upgrade of its "B" blast furnace and investing in strategic joint ventures.

     The partial reline of the Company's "C" blast furnace and other furnace improvements, including an upgraded cooling system, were completed in the fourth quarter of 1996 at a cost of approximately $24 million. The Company has scheduled a major reline of its "B" blast furnace to commence in September 1997, at an anticipated cost to the Company of approximately $40 million.
While in the short term, the outage caused by the scheduled reline of the Company's "B" blast furnace will have a negative impact on the Company's results of operations, upon completion this project, together with the addition of a raw material handling system and the recently completed partial reline and upgrade of the

Company's larger "C" blast furnace, are expected to increase annual blast furnace capacity to approximately 3.0 million net tons or approximately 20% over the second quarter 1996 level.

     Rouge Steel's operations are subject to the cyclicality of the steel industry and the domestic economy as a whole. Domestic steel industry production fell to approximately 87.9 million tons in 1991 from an annual average during the prior three-year period of approximately 98.9 million tons, a decrease of approximately 11.1%. This decrease was due primarily to a deterioration of general economic conditions and decreased demand for durable goods. For instance, the production of domestic cars and trucks in 1991 fell to 8.8 million units from an annual average during the prior three-year period of 10.6 million units. Consistent with these trends in the steel industry, the Company's raw steel production in 1991 fell to 2.5 million tons from an average of 2.9 million tons during the prior three-year period. Commencing in December 1991, the steel industry experienced a recovery in raw steel production and finished shipments. Production and shipments continued an upward trend through 1996. Domestic raw steel production increased approximately 18% to approximately 104 million tons in 1996 from 87.9 million tons in 1991.
Finished shipments increased over the same period to approximately 100 million tons from 78.9 million tons, an increase of approximately 21%. Given the inherent cyclicality of the domestic steel industry, the Company believes it is important to maintain financial flexibility in order to take advantage of opportunities to reduce costs and upgrade the quality and mix of its products. Rouge Steel believes that the current absence of any debt combined with its plan to reduce operating costs will position the Company to continue to pursue its business strategy throughout the economic cycle and to respond to the continually changing needs of its customers.

     The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the AISI) and for Rouge Steel for the years from 1994 through 1996:


                                            YEAR ENDED DECEMBER 31
                                     -----------------------------------
                                        1996         1995         1994
                                        ----         ----         ----

DOMESTIC INDUSTRY
    Raw steel capacity                 116.4        112.5        108.2
    Raw steel production               104.0        104.9        100.6
    Utilization                         90.0%        93.3%        93.0%
    Finished shipments                 100.0         97.5         95.1
ROUGE STEEL
    Raw steel capacity                   3.0          3.0          2.9
    Raw steel production                 2.6          2.9          3.0
    Utilization                         84.3%        96.2%       101.7%
    Finished shipments                   2.9          2.5          2.6


     The cyclicality of the steel industry and the domestic economy affects the prices for which the Company sells its steel products. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells approximately two-thirds of its steel products pursuant to fixed price contracts, under which prices are typically set annually. In 1991, when domestic steel industry production and shipments were low, the Company's steel product prices reached a nine-year low. In 1993, prices began to rise and in 1994 they reached the highest level since 1988. By mid-1995, however, prices began to soften despite the continuing strong demand for the Company's products. During the second half of 1995, the Company lost approximately one-half of the pricing gains which it realized in 1993 and 1994. Prices in 1996 made a modest recovery from late 1995 levels, but nevertheless remained lower than average 1995 prices.

     Total Sales. The Company's total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company's steel product revenues represented by each of its product types for each of the years from 1994 through 1996:


                                                 Year Ended December 31
                                          ----------------------------------
                                           1996          1995          1994
                                           ----          ----          ----

Hot rolled                                 47.4%         49.8%         48.8%
Cold rolled                                30.6          28.4          30.3
Electrogalvanized                          22.0          21.8          20.9
                                          -----         -----         -----
     Total                                100.0%        100.0%        100.0%
                                          =====         =====         =====


     During periods of high demand, the Company ships all of the steel products it has the capacity to produce. The Company has been, and intends to continue, increasing its capacity so it will be positioned to take advantage of any increased demand. In order to more fully utilize its hot strip mill and finishing facilities, the Company intends to continue to increase its steel slab production capability in a cost effective manner by expanding the capacity of its existing blast furnaces and utilizing the capability of its recently expanded continuous caster. In the past five years, the Company has increased its blast furnace production rate by utilizing improved raw materials, fuels and energy sources and upgrading blast furnace operating procedures. In May 1996, Rouge Steel placed into service the third strand of its continuous caster, which allows the company to continuously cast 100% of its liquid steel and eliminates the need to utilize the higher cost, lower quality ingot process. To maximize the continuous caster's capability, the Company intends to further increase blast furnace efficiency and capacity by adding a new raw material handling system and by fully relining and upgrading its smaller "B" blast furnace during 1997. In fourth quarter of 1996, the Company completed the scheduled partial reline and upgrade of its "C" blast furnace. In the short term, the outages caused by the scheduled relines and upgrades of the Company's blast furnaces have had and will have a negative impact on the Company's results of operations in 1996 and 1997. Most recently, in the fourth quarter of 1996, the Company suffered its first operating loss since 1991, principally as a result of the "C" blast furnace partial reline and upgrade and related outages. However, upon completion these projects, together with the addition of a raw material handling system, are expected to increase annual blast furnace capacity to approximately 3.0 million net tons or approximately 20% over the second quarter 1996 level. As a result of placing the third strand of the continuous caster into service and increasing blast furnace capacity, the Company believes that its steel slab production capacity will increase to approximately 3.5 million net tons annually.

     In addition to increasing finished capacity, the Company intends to continue to improve product mix by increasing the capacity of its value-added facilities. For example, the expansion of Double Eagle in 1995 allowed Rouge Steel to increase shipments of value-added electrogalvanized steel products. Total shipments will not necessarily increase, but they are expected to include a higher proportion of value-added products. Likewise, the Company's expenditures on joint ventures will not necessarily allow total shipments to increase, but by permitting the Company to produce additional coated and blanked steel products, the joint ventures are expected to improve Rouge Steel's product mix.

     Approximately two-thirds of the Company's total sales are made pursuant to fixed price contracts primarily with automotive customers, under which prices are typically set annually. Sales to affiliates are comprised primarily of sales to Worthington, Rouge Steel's second largest customer and shareholder. Worthington owns approximately 27.4% of the Company's Common Stock which represents a voting interest of 19.9%.

     Costs of Goods Sold.   The principal elements constituting Rouge Steel's
costs of goods sold are raw materials, labor and energy. Outside processing costs represent a growing element of the Company's costs of goods sold. The major raw materials and energy used by the Company in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Iron ore pellets, coke, coal, electricity, steam, oxygen and nitrogen predominantly are purchased pursuant to long-term or annual agreements. The other raw materials are generally purchased in the open market from various sources and their availability and price are subject to market conditions.

     Iron ore pellets are purchased from Eveleth Mines LLC ("EVTAC") pursuant to a six-year pellet purchase agreement. The Company's wholly-owned subsidiary, Eveleth Taconite Company ("Eveleth"), holds a 45% interest in EVTAC.

     The Company's hourly production and maintenance employees are represented by the UAW and are working under a labor contract which expires on August 1, 2000. The collective bargaining agreement, which has a term of five years, contains no option to renegotiate prior to its expiration.

     Outside processing costs, which are principally costs for value-added processing that Rouge Steel cannot perform at its integrated facility, have always been an element of the Company's costs of goods sold. The joint ventures involving Rouge Steel will increase the use of outside processing and related costs. However, Rouge Steel believes that the incremental revenue generated from additional sales of value-added products produced by the joint ventures will exceed such cost increases.

     A large component of the Company's costs of goods sold in 1997 will be the purchase of steel slabs to augment its own production as a result of demand and the blast furnace reline and outage. In 1996, the Company purchsed approximately 850,000 net tons of steel slabs and during 1997, the Company expects to purchase 400,000 to 450,000 net tons of steel slabs. By 1998, Rouge Steel's blast furnace relines should be completed and, assuming blast furnace capacity improves as anticipated, the Company plans to purchase only 100,000 net tons of steel slabs to balance production and demand based on market conditions.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

     Total Sales. Total sales increased 8.4% in 1996 to $1,307.4 million from $1,206.6 million in 1995, an increase of $100.8 million. The increase in total sales was caused principally by higher shipments. Shipments increased 13.1% in 1996 to 2,876,000 net tons from 2,542,000 net tons in 1995, an increase of 334,000 net tons. Shipments were higher in 1996 because the Company was able to add new customers and increase sales to its existing customers. Rouge Steel purchased 843,000 net tons of slabs to augment its own production and accommodate the demand for its products. The effect of higher shipments on total sales was partially offset by lower steel prices in 1996. Total sales per net ton shipped decreased 4.2% in 1996 to $455 from $475 in 1995, a decrease of $20 per ton.

     Costs and Expenses. Total costs and expenses increased 18.2% in 1996 to $1,282.7 million from $1,085.0 million in 1995, an increase of $197.7 million. Costs of goods sold increased 15.6% in 1996 to $1,251.1 million from $1,082.1 million in 1995, an increase of $169.0 million. The increase in costs of goods sold can be attributed primarily to four elements: (1) increased shipments of steel products, (2) higher raw material, utility and labor costs, (3) the blast furnace reline and other blast furnace problems, and (4) the purchased slabs discussed above. In the first quarter of 1996, the larger of the Company's two operating blast furnaces, "C" furnace, experienced lining-related operating problems. A partial reline of "C" furnace was completed in the fourth quarter of 1996. The newly-relined blast furnace experienced start-up problems which delayed production for several days and had a negative impact on the Company's results of operations. Costs of goods sold was 95.7% of total sales in 1996 compared to 89.7% of total sales in 1995. Depreciation and amortization increased 17.8% in 1996 to $13.1 million from $11.1 million in 1995, an increase of $2.0 million. The higher depreciation and amortization expense is the result of continuing capital expenditures. Selling and administrative expenses decreased 11.7% in 1996 to $24.3 million from $27.6 million in 1995, a decrease of $3.3 million. The decrease in selling and administrative expenses is primarily due to three factors: (1) lower Michigan single business tax, which is a function of the Company's lower taxable income in 1996, (2) lower profit sharing paid to the Company's administrative employees, which is also a function of the Company's lower taxable income, and (3) less expense recorded for the development of the Company's customer order management system. In 1995, Rouge Steel reached an agreement with the City of Dearborn, the Dearborn Public School Board and the County of Wayne, Michigan which settled local property tax litigation for tax years 1990 through 1995. The local taxing authorities agreed to refund $25 million to Rouge Steel for over payment of property taxes for tax years 1990 through 1993. In addition, the taxing authorities reduced Rouge Steel's property tax assessment with respect to the 1994 and 1995 tax years. As a result of the settlement, the Company recorded a pre-tax benefit of $30.0 million in 1995, net of profit sharing and inventory valuation costs.

     Operating Income. Primarily as a result of the lower steel prices, the higher costs of goods sold discussed above, including costs related to the blast furnace outages and related production problems, the absence of the property tax litigation settlement, operating income decreased 79.7% in 1996 to $24.7 million from $121.6 million, a decrease of $96.9 million. Operating income represented 1.9% of total sales in 1996 compared to 10.1% of total sales in 1995. Excluding the impact of the property tax litigation settlement in 1995, operating income represented 7.6% of total sales. The margin deterioration in 1996 was attributable primarily to four factors: (1) higher raw material, utility and labor costs, (2) the blast furnace outges and related blast furnace problems, and (3) the absence of the $30.0 million property tax litigation settlement, and (4) lower steel prices. Operating income per net ton shipped was $9 in 1996 compared to $48 in 1995.

     Income Tax Provision. The income tax provision decreased 79.3% in 1996 to $6.9 million from $33.5 million in 1995, a decrease of $26.6 million. The lower income tax provision was a function of lower taxable income in 1996.

     Minority Interest in Net Loss of Consolidated Subsidiary. Minority interest in net loss of consolidated subsidiary decreased in 1996 to $37,000 from $639,000 in 1995, a change of $602,000. This change reflects lower costs resulting from increased rail shipments directly from Eveleth. Until November 30, 1996, Eveleth was 85% owned by Rouge Steel and 15% owned by Oglebay. The minority interest reflects Oglebay's share of Eveleth's earnings or losses. Effective December 1, 1996, under the terms of a restructuring agreement, Eveleth became a wholly-owned subsidiary of Rouge Steel and, in exchange for a 45% ownership interest in EVTAC, assigned substantially all of its operating assets and liabilities to EVTAC. In the future, the impact of the Company's ownership interest in EVTAC will be accounted for under the equity method and Rouge Steel's Consolidated Statements of Operations will not show any minority interest relating to EVTAC.

     Equity in Income of Unconsolidated Subsidiaries. Equity in income of unconsolidated subsidiaries was $50,000 in 1996 compared to $0 in 1995. The amount in 1996 reflects the after-tax effect of the Company's share of the Shiloh Venture's losses offset by one month's income generated by EVTAC. There was no income or loss from unconsolidated subsidiaries during 1995. Rouge Steel acquired its interest in the Shiloh Venture during 1996 and, as previously discussed, treated Eveleth as a consolidated subsidiary until late 1996.

     Net Income. Net income decreased 75.3% in 1996 to $23.4 million from $94.7 million in 1995, a decrease of $71.3 million. The lower net income in 1996 reflects lower steel prices, higher costs of goods sold and the absence of the property tax litigation settlement, partilly offset by a lower income tax provision.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total Sales. Total sales decreased 2.4% in 1995 to $1,206.6 million from $1,236.1 million in 1994, a decrease of $29.5 million. The decrease in total sales was caused principally by lower shipments. Shipments decreased 3.8% in 1995 to 2,542,000 tons from 2,643,000 tons in 1994, a decrease of 101,000 tons.
Shipments were lower in 1995 partially because of lower car and truck production and partially because of the inventory correction that took place with certain of the Company's customers. The effect of lower shipments on total sales was partially offset by higher steel prices in 1995. Although Rouge Steel experienced a reduction of steel prices during 1995, overall prices in 1995 were still higher than 1994 because of the annualized effect of price increases which occurred in January and July, 1994 and January 1995. Total sales per ton shipped increased 1.5% in 1995 to $475 from $468 in 1994, an increase of $7 per ton.

     Costs and Expenses. Total costs and expenses decreased 4.2% in 1995 to $1,085.0 million from $1,133.0 million in 1994, a decrease of $48.0 million. Costs of goods sold decreased 2.0% in 1995 to $1,082.1 million from $1,104.0 million in 1994, a decrease of $21.9 million. The reduction in costs of goods sold was primarily a function of the lower shipments discussed above. Additionally, the settlement of the local property tax litigation in the third quarter of 1995 resulted in lower property tax expense. The effect of lower shipments and property tax expense on costs of goods sold was partially offset by unfavorable economics and efficiencies. The costs of raw materials were generally higher in 1995 than in 1994. Additionally, the new five-year labor contract between the Company and the UAW, which was ratified in 1995, resulted in increased labor costs. Moreover, manufacturing efficiencies were unfavorable in 1995 because of lower production volume and yield deterioration in primary operations. Costs of goods sold was 89.7% of total sales in 1995 compared to 89.3% of total sales in 1994. Depreciation and amortization increased 26.9% in 1995 to $11.1 million from $8.7 million in 1994, an increase of $2.4 million. The higher depreciation and amortization expense is the result of continuing capital expenditures. In August 1995, Rouge Steel reached an agreement with the City of Dearborn, the Dearborn Public School Board and the County of Wayne, Michigan which settled local property tax litigation for tax years 1990 through 1995. The local taxing authorities agreed to refund

$25 million to Rouge Steel for overpayment of property taxes for tax years 1990 through 1993. In addition, the taxing authorities reduced Rouge Steel's property tax assessment with respect to the 1994 and 1995 tax years. As a result of the settlement, the Company recorded a pre-tax benefit of $30.0 million, net of profit sharing and inventory valuation costs.

     Operating Income. Primarily as a result of the property tax litigation settlement partially offset by lower shipments and higher costs per ton, operating income increased 18.1% in 1995 to $121.6 million from $103.0 million in 1994, an increase of $18.6 million. Operating income represented 10.1% of total sales in 1995 compared to 8.3% of total sales in 1994. Excluding the impact of the property tax litigation settlement in 1995, operating income represented 7.6% of total sales. The margin deterioration in 1995 without consideration of the property tax litigation settlement is attributable primarily to three factors: (1) higher raw material costs, (2) higher labor costs resulting from the new labor contract between the Company and the UAW and
(3) lower production volumes and the corresponding unfavorable effects on fixed cost absorption. These factors were partially offset by increased prices. Operating income per net ton shipped was $48 in 1995 compared to $39 in 1994.

     Interest Income. Interest income increased in 1995 to $5.7 million from $2.6 million in 1994, an increase of $3.1 million. This increase was a function of the cash and marketable securities balance as well as yield. In 1995, the average cash and marketable securities balance was $90.2 million compared to $56.3 million in 1994. Rouge Steel's yield on its investments was 5.8% in 1995 compared to 4.8% in 1994.

     Interest Expense. Interest expense decreased in 1995 to $326,000 from $5.1 million in 1994, a decrease of $4.8 million. In 1995, Rouge Steel had no outstanding indebtedness. The interest expense incurred by the Company in 1995 was primarily fees associated with its revolving credit facility. In April 1994, Rouge Steel repaid all of its outstanding indebtedness with a portion of the proceeds of the Company's initial public offering of Class A Common Stock, par value $0.01 per share (the "Public Offering").

     Income Tax (Provision) Benefit. The income tax provision was $33.5 million in 1995 compared to an income tax benefit of $8.3 million in 1994. The income tax benefit recorded in 1994 reflected a reduction in the valuation allowance established in connection with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which more than offset income tax expense recorded for the year. During 1995, a further reduction in the valuation allowance was recorded, but in an amount which did not offset income tax expense for the year.

     Minority Interest in Consolidated Subsidiary. Minority interest in net loss of the consolidated subsidiary was $639,000 in 1995 compared to minority interest in net income of the consolidated subsidiary of $5.4 million in 1994. The change in minority interest is the result of three factors: (1) a reduction in pellet shipments to Oglebay, Eveleth's minority owner, (2) an increase in production costs at Eveleth and (3) a reduction in the market price of pellets shipped to Oglebay.

     Net Income. Net income decreased 10.4% in 1995 to $94.7 million from $105.6 million in 1994, a decrease of $10.9 million. The lower net income reflects lower shipments, higher raw material and labor costs, unfavorable manufacturing efficiencies and an income tax provision partially offset by higher net interest income and the property tax settlement.

LIQUIDITY AND CAPITAL RESOURCES

     Rouge Steel's liquidity needs arise predominantly from capital investments and working capital requirements. Until April 1994, the Company met these liquidity needs primarily with cash provided by operating activities and funds provided by long-term borrowings. In April 1994, the Company consummated the
Public Offering.   The net proceeds of the Public Offering were $112.9 million.
A portion of these proceeds ($68.5 million) was used to retire all outstanding indebtedness and the Company has been debt-free since that time.

     Cash, cash equivalents and marketable securities on December 31, 1996 totalled $27.0 million compared to $100.4 million on December 31, 1995, a decrease of $73.4 million. This decrease was primarily due to cash used for capital spending. The Company will continue to utilize the services of two investment managers to invest its excess cash in fixed income interest-bearing securities. The Company will use its cash to fund its working capital requirements and its capital expenditure program.

     Cash Flows from Operating Activities. Net cash provided by operating activities decreased 79.3% in 1996 to $19.0 million from $92.1 million in 1995, a decrease of $73.1 million. This decrease is primarily the result of lower net income and higher inventories partially offset by higher accounts payable. The increase in inventories can be explained by increased iron ore, steel scrap and slab balances. Each of these inventory builds can be attributed to the "C" blast furnace reline and the related start-up problems. The reduced consumption of the blast furnace and, consequently, the basic oxygen furnace led to an unanticipated build-up of iron ore and steel scrap inventories. The reduced production of liquid steel, along with the high demand for the Company's products caused the Company to purchase slabs, $13.3 million of which remained in inventories at year end. The increase in accounts payable can largely be attributed to accrued capital expenditures and purchased slabs. Approximately $14.4 million was in accounts payable for purchased slabs at December 31, 1996.

     Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") among the Company, the banks named therein and The Chase Manhattan Bank, N.A., as administrative agent. The commitments of the lenders under the Credit Agreement expire on November 29, 2001. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate plus 0.5%, or (ii) the LIBOR Rate plus an applicable margin, which varies with the Company's leverage ratio and can range from 0.250% to 0.675%. The Company had no borrowings under the facility as of December 31, 1996. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

     Capital Expenditures. Cash used for capital expenditures, including investments in joint ventures, increased 29.0% in 1996 to $89.6 million from $69.4 million in 1995, an increase of $20.2 million. The most significant of the expenditures made in 1996 was for the completion of the third strand to the Company's existing continuous slab caster which allows the Company to continuously cast 100% of its steel product and eliminates the need to utilize the higher cost, lower quality ingot process. Additionally, the Company incurred capital expenditures in 1996 for the partial reline and upgrade of its "C" blast furnace and the completion of the second LRF. The remaining expenditures were made primarily to upgrade and modernize the Company's facilities. During the five-year period commencing January 1, 1996, the Company anticipates spending approximately $390 million on capital items and investment in joint ventures including $101 million paid or accrued in 1996. The planned capital expenditures are generally directed at improving and maintaining plant efficiency and quality to position the Company to improve its competitive position in the marketplace and, to a lesser extent, to enter into strategic joint ventures. In 1997, the Company plans to spend approximately $117 million on capital items and investment in joint ventures including a full reline and upgrade of its "B" blast furnace completion of a raw material handling system and investment in Spartan Steel. Rouge Steel entered into a steel blanking joint venture with Shiloh and a cold rolled hot dipped galvanizing joint venture with Worthington and is in the process of negotiating an additional joint venture. The Shiloh Venture has been financed by a $23 million credit facility, 20% of which is guaranteed by the Company. The Company expects to invest (i) approximately $43 million in Spartan Steel, the cold rolled hot dipped galvanizing venture with Worthington which is expected to be placed into service in mid-1998 and (ii) approximately $6.5 million in TWB, an existing venture with Worthington and Thyssen that produces laser welded blanks. The Company has agreed to invest $9.0 million in EVTAC, $5.6 million of which was invested at December 31, 1996 and the remainder of which the Company expects to invest in the first quarter of 1997.

FUTURE ENVIRONMENTAL MATTERS

     The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these laws and provisions and does not believe that liabilities arising out of existing environmental conditions or future compliance with environmental laws, regulations, permits and consent requirements will have a material adverse effect on its results of operations or financial condition. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1.5 million during the past four years. In addition, the Company has planned approximately $5.2 million in capital expenditures for environmental compliance for the years 1996 through 2000.

     Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition, which results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. The Ford Indemnity provides that Ford shall pay the Company's liabilities, including any penalties and attorneys' fees, in connection with any environmental claim relating to pre-Acquisition conditions and terminates on December 15, 2009. Since the Acquisition, Ford has indemnified the Company for environmental claims totaling approximately $5 million.

     Since environmental laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated.

RECENT DEVELOPMENTS

     Shiloh Engineered Steel Blanking Joint Venture. In 1996, the Company became a 20% owner of the Shiloh Venture, an engineered steel blank facility in Romulus, Michigan. Shiloh owns 80% of the Shiloh Venture. The Shiloh Venture was placed into service in the fourth quarter of 1996. When the facility is producing at capacity, it is expected to process approximately 100,000 net tons of steel annually. Rouge Steel expects to process approximately 20,000 net tons of steel annually through the Shiloh Venture. Rouge Steel's investment in the Shiloh Venture is $20,000 with the remainder of the facility financed by an $80,000 investment from Shiloh and a $23 million credit facility, 20% of which is guaranteed by the Company.

     Spartan Steel Cold Rolled Hot Dipped Galvanizing Joint Venture. In 1996, Rouge Steel acquired a 48% interest in Spartan Steel, a cold rolled hot dipped galvanizing facility which is being constructed near Monroe, Michigan. Worthington owns the remaining 52% of Spartan Steel. When the facility is complete, which is expected to be in mid-1998, it will have the capacity to coat approximately 450,000 net tons annually. Rouge Steel will be entitled to 80% of the annual output of the facility. In addition, the Company expects to provide substantially all of the cold rolled substrate required by Spartan Steel, 20% of which would be sold to Worthington at competitive prices for processing through the facility. Rouge Steel's investment in Spartan Steel is expected to be approximately $43 million.

     EVTAC Iron Ore Pellet Producing Facility. In the Restructuring, Oglebay sold its interest in the Eveleth Facility to Rouge Steel and AK Steel and resigned as manager of the Eveleth Facility. Rouge Steel assigned substantially all of its share of the operating assets and liabilities of the Eveleth Facility to EVTAC in exchange for a 45% ownership interest in EVTAC. Wholly-owned subsidiaries of AK Steel and Stelco together own 55% of EVTAC. Following the Restructuring, Rouge Steel is committed to making additional capital contributions of $3.4 million which, depending upon EVTAC's liquidity requirements, may be invested in the first quarter of 1997, and is required to purchase approximately 2.3 million natural gross tons of iron ore pellets annually from EVTAC at the world market price.

     Proposed Holding Company Reorganization. During the first half of 1997, the Company intends to adopt a holding company organizational structure (the "Reorganization"). Upon consummation of the Reorganization, the Company, as operating subsidiary, will be held as a direct wholly-owned subsidiary of a holding company ("Holdings"), a Delaware corporation. The holding company organization structure would be implemented without shareholder approval pursuant to Section 251(g) of the General Corporation Law of the State of Delaware. In connection with the Reorganization, each issued and outstanding share of Class A Common Stock of the Company would be converted into and exchanged for a share of class A common stock of Holdings (on a share-for-share basis) having the same designations, rights, powers, preferences, qualifications, limitations and restrictions as the shares of the Company being converted.

Item 8.     Financial Statements and Supplemental Data.

     The following information is submitted pursuant to the requirements of
Item 8:

                                                                          Page
                                                                          ----

Report of Independent Accountants ......................................   31

Consolidated Balance Sheets as of December 31, 1996 and 1995 ...........   32

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994 .....................................   34

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994 ...............................   35

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994 .....................................   36

Notes to Consolidated Financial Statements .............................   37

Schedule II - Valuation and Qualifying Accounts and Reserves ...........   51

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Rouge Steel Company



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Steel Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Detroit, Michigan
January 29, 1997

                             ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)




Assets

                                                                         December 31
                                                                    --------------------
                                                                    1996            1995
                                                                    ----            ----
Current Assets
--------------

 Cash and Cash Equivalents                                         $ 24,914        $ 57,036
 Marketable Securities                                                2,039          43,324
 Accounts Receivable
   Trade and Other (Net of Allowances of $7,294 and $6,118)         102,593         115,561
   Affiliates                                                         9,995           8,640
 Inventories                                                        267,877         237,137
 Other Current Assets                                                 7,483          21,885
                                                                   --------        --------
   Total Current Assets                                             414,901         483,583
                                                                   --------        --------

Property, Plant, and Equipment

 Land                                                                     -             261
 Buildings and Improvements                                          16,942          11,497
 Machinery and Equipment                                            186,851         123,893
 Construction in Progress                                            32,545          46,745
                                                                   --------        --------
   Subtotal                                                         236,338         182,396
 Less:  Accumulated Depreciation                                    (27,176)        (46,729)
                                                                   --------        --------
   Net Property, Plant, and Equipment                               209,162         135,667
                                                                   --------        --------

Investment in Unconsolidated Subsidiaries                            15,590          19,313
                                                                   --------        --------

Deferred Charges and Other                                           42,300          33,945
                                                                   --------        --------

   Total Assets                                                    $681,953        $672,508
                                                                   ========        ========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                         CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)




Liabilities and Stockholders' Equity

                                                                             December 31
                                                                      -------------------------
                                                                        1996            1995
                                                                        ----            ----
Current Liabilities
 Accounts Payable
   Trade                                                               $154,338       $145,093
   Affiliates                                                             8,188            892
 Accrued Vacation Pay                                                    11,243         11,264
 Taxes Other than Income                                                  4,580         10,438
 Other Accrued Liabilities                                               19,921         21,709
                                                                       --------       --------
   Total Current Liabilities                                            198,270        189,396
                                                                       --------       --------

Other Liabilities                                                        49,342         59,543
                                                                       --------       --------

Excess of Net Assets Acquired Over Cost                                  17,076         22,872
                                                                       --------       --------

Minority Interest in Net Assets of Consolidated Subsidiary                    -          6,843
                                                                       --------       --------

Commitments and Contingencies (Note 11)


Stockholders' Equity
 Common Stock
   Class A, 80,000,000 shares authorized with 14,341,136 and
    13,084,965 issued and outstanding as of December 31, 1996
    and 1995, respectively                                                  143            131
   Class B, 8,690,400 shares authorized with 7,562,400 and
    8,690,400 issued and outstanding as of December 31, 1996
    and 1995, respectively                                                   76             87
Capital in Excess of Par Value                                          127,096        124,246
 Retained Earnings                                                      292,349        271,580
 Additional Minimum Pension Liability Adjustment                         (2,399)        (2,190)
                                                                       --------       --------
   Total Stockholders' Equity                                           417,265        393,854
                                                                       --------       --------
   Total Liabilities and Stockholders' Equity                          $681,953       $672,508
                                                                       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (amounts in thousands except share and per share amounts)


                                                                              Years Ended December 31
                                                                 ------------------------------------------------
                                                                     1996               1995               1994
                                                                     ----               ----               ----
    Sales
      Unaffiliated Customers                                     $ 1,125,722        $ 1,019,914        $ 1,029,167
      Affiliates                                                     181,676            186,652            206,886
                                                                 -----------        -----------        -----------
        Total Sales                                                1,307,398          1,206,566          1,236,053
                                                                 -----------        -----------        -----------

    Costs and Expenses
      Costs of Goods Sold                                          1,251,114          1,082,077          1,103,984
      Depreciation and Amortization                                   13,056             11,083              8,736
      Selling and Administrative Expenses                             24,339             27,569             26,118
      Amortization of Excess of Net Assets Acquired Over Cost         (5,796)            (5,796)            (5,796)
      Property Tax Litigation Settlement (Note 10)                         -            (29,974)                 -
                                                                 -----------        -----------        -----------
        Total Costs and Expenses                                   1,282,713          1,084,959          1,133,042
                                                                 -----------        -----------        -----------

    Operating Income                                                  24,685            121,607            103,011

    Interest Income                                                    5,136              5,739              2,589
    Interest Expense - Affiliate                                           -                  -             (4,415)
    Interest Expense - Nonaffiliate                                     (329)              (326)              (720)
    Other - Net                                                          728                459              2,313
                                                                 -----------        -----------        -----------
    Income Before Income Taxes, Minority Interest
      and Equity in Income of Unconsolidated Subsidiaries             30,220            127,479            102,778
    Income Tax (Provision) Benefit                                    (6,915)           (33,455)             8,282
                                                                 -----------        -----------        -----------
    Income Before Minority Interest and Equity in Income of
      Unconsolidated Subsidiaries                                     23,305             94,024            111,060
    Minority Interest in Consolidated Subsidiary                          37                639             (5,446)
    Equity in Income of Unconsolidated Subsidiaries                       50                  -                  -
                                                                 -----------        -----------        -----------

        Net Income                                               $    23,392        $    94,663        $   105,614
                                                                 ===========        ===========        ===========

    Net Income Per Share                                         $      1.07        $      4.37        $      5.21
                                                                 ===========        ===========        ===========

    Weighted Average Shares Outstanding                           21,844,864         21,677,435         20,261,899
                                                                 ===========        ===========        ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (amounts in thousands)


                                                                    Years Ended December 31
                                                          ------------------------------------------
                                                              1996            1995            1994
                                                              ----            ----            ----

Class A and Class B Common Stock
 Beginning Balance                                        $    218        $    216        $    160
 Common Stock Issued for Employee
  Benefit Plans                                                  1               2               -
 Public Offering                                                 -               -              56
                                                          --------        --------        --------
    Ending Balance                                             219             218             216
                                                          --------        --------        --------

Capital in Excess of Par Value
 Beginning Balance                                         124,246         120,212           7,398
 Common Stock Issued for Employee
  Benefit Plans                                              2,811           3,955               -
 Common Stock Issued for ODEP                                   39              79               -
 Public Offering                                                 -               -         112,814
                                                          --------        --------        --------
    Ending Balance                                         127,096         124,246         120,212
                                                          --------        --------        --------

Retained Earnings
 Beginning Balance                                         271,580         179,089          79,771
 Purchase of Put Option                                          -               -          (5,000)
 Net Income                                                 23,392          94,663         105,614
 Cash Dividends Declared                                    (2,623)         (2,172)         (1,296)
                                                          --------        --------        ---------
    Ending Balance                                         292,349         271,580         179,089
                                                          --------        --------        --------

Additional Minimum Pension Liability Adjustment
 Beginning Balance                                          (2,190)         (3,806)         (6,692)
 Required Minimum Liability Adjustment                        (209)          1,616           2,886
                                                          --------        --------        --------
    Ending Balance                                          (2,399)         (2,190)         (3,806)
                                                          --------        --------        ---------

Treasury Stock at Cost
 Beginning Balance                                               -               -          (1,000)
 Retirement of 4,000,000 Shares of Class C
  Common Stock                                                   -               -           1,000
                                                          --------        --------        --------
    Ending Balance                                               -               -               -
                                                          --------        --------        --------

Total Stockholders' Equity                                $417,265        $393,854        $295,711
                                                          ========        ========        ========





The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                       Years Ended December 31
                                                              -----------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----
Cash Flows From Operating Activities
 Net Income                                                   $23,392          $94,663         $105,614
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Deferred Taxes                                             4,433            5,841          (17,958)
     Depreciation and Amortization                             13,056           11,083            8,736
     Amortization of Capitalized Debt Costs                        36               36            2,778
     Equity in Income of Unconsolidated Subsidiaries              (50)               -                -
     Amortization of Excess of Net Assets Acquired Over Cost   (5,796)          (5,796)          (5,796)
     Minority Interest in Consolidated Subsidiary                 (37)            (639)           5,446
     Common Stock Issued for Benefit Plans                      2,851            4,036                -
     Changes in Assets and Liabilities:
      Accounts Receivable                                       3,692            9,437          (34,455)
      Inventories                                             (42,802)           5,799           (6,029)
      Prepaid Expenses                                          1,208           (7,252)           1,353
      Accounts Payable and Accrued Liabilities                 14,202          (14,124)           9,112
      Restricted Cash                                               -            4,121           (4,121)
      Other - Net                                                (182)             (96)              12
     Gain on Property Tax Settlement                                -          (29,974)               -
     Proceeds from Property Tax Settlement                      5,000           15,000                -
                                                              -------         --------         --------
        Net Cash Provided by Operating Activities              19,003           92,135           64,692
                                                              -------         --------         --------

 Cash Flows From Investing Activities
     Capital Expenditures                                     (80,339)         (65,797)         (20,241)
     Purchase of Marketable Securities                        (30,276)        (103,265)         (28,281)
     Sale of Marketable Securities                             71,561           78,886            9,070
     Investment in Unconsolidated Subsidiaries                 (9,222)          (3,629)          (8,915)
     Other - Net                                                 (229)              45               93
                                                              -------         --------         --------
        Net Cash Used for Investing Activities                (48,505)         (93,760)         (48,274)
                                                              -------         --------         --------

 Cash Flows From Financing Activities
     Drawdowns on Revolving Line - Affiliate                        -                -           83,500
     Principal Payments on Revolving Line - Affiliate               -                -         (123,500)
     Principal Payments on Term Debt - Affiliate                    -                -          (10,000)
     Principal Payments on Subordinate Debt - Nonaffiliate          -                -          (19,000)
     Purchase of Put Option                                         -                -           (5,000)
     Net Proceeds from Public Offering                              -                -          112,870
     Cash Dividend Payments                                    (2,620)          (1,952)            (864)
                                                              -------         --------          -------
     Other - Net                                                    -                -               (5)
                                                              -------         --------         --------

     Net Cash (Used for) Provided by Financing Activities      (2,620)          (1,952)          38,001
                                                              -------         --------         --------

Net (Decrease) Increase in Cash and Cash Equivalents          (32,122)          (3,577)          54,419

Cash and Cash Equivalents - Beginning of Year                  57,036           60,613            6,194
                                                              -------         --------         --------

Cash and Cash Equivalents - End of Year                       $24,914          $57,036          $60,613
                                                              =======         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company is engaged in the production and sale of flat rolled steel products principally to domestic automotive manufacturers and their suppliers.

Principles of Consolidation

The consolidated financial statements include the accounts of Rouge Steel Company and its subsidiaries ("Rouge Steel" or the "Company"). Intercompany transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

Financial Instruments

The carrying amount of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximates their fair market value at December 31, 1996 and 1995. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place its investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees, or collateral. The Company's customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 1996.

Significant Customers

The Company's significant customers are Ford Motor Company ("Ford") and Worthington Industries, Inc. ("Worthington"). Sales to Ford, which are primarily made pursuant to a ten-year steel purchase agreement, totaled $397,723,000 in 1996, $376,605,000 in 1995 and $388,296,000 in 1994. The steel purchase agreement expires on December 15, 1999.

Sales are made to Worthington, a stockholder of the Company, pursuant to a seven-year steel purchase agreement which expires on December 15, 2003. Sales to affiliates include $159,030,000, $162,372,000 and $186,478,000 to
Worthington for 1996, 1995, and 1994, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the last-in, first-out ("LIFO") method for raw materials, work-in-process and finished goods and the first-in, first-out ("FIFO") method for nonproduction and sundry. Costs in inventory include materials, direct labor, Double Eagle electrogalvanizing (see Note 4) and applied manufacturing overhead.

Nonmonetary Transactions

The Company routinely exchanges iron ore inventory with other parties. Since the exchanges involve similar productive assets and do not complete an earnings process, the Company accounts for the exchanges on the cost basis of the inventory relinquished without recognition of gain or loss.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income.

Depreciation and Amortization

Depreciation of the Company's property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

                                                          Years
                                                          -----

           Buildings                                        35
           Land Improvements                                20
           Steel-Producing Machinery and Equipment          18
           Power Equipment                                  28
           Office Furniture                                 12


The costs of relines to the blast furnaces and the refurbishment of turbo generators are capitalized and amortized over their expected lives which are eight to ten years and five years, respectively.

The Excess of Net Assets Acquired Over Cost, relating to the acquisition of the Company from Ford (the "Acquisition") in 1989, is being amortized on a straight-line basis over a ten-year period.

Environmental Accounting

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets' environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement sets forth standards for accounting for stock-based compensation or allows companies to continue to account for stock-based compensation under the requirements of Accounting Principles Board ("APB") Opinion No. 25 and make additional disclosure in the notes to the financial statements. The Company elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide additional disclosure in the notes to the financial statements.

Initial Public Offering

Proceeds from an initial public offering of 7,601,800 shares of the Company's Class A Common Stock at a price of $22 per share were received in April 1994. Of the 7,601,800 shares of Class A Common Stock sold, 5,601,800 shares were sold by the Company and 2,000,000 shares were sold by Chase Manhattan
Capital Corporation ("CMCC"). No proceeds from the sale of shares by CMCC were received by the Company. All business with CMCC and CMCC affiliates subsequent to December 31, 1994 has been classified as nonaffiliate transactions.

Net proceeds to Rouge Steel from the public offering amounted to $112,870,000 after issuance costs and expenses of $2,359,000. The Company fully repaid its revolving and term debt in the amount of $49,500,000 under the Amended and Restated Credit Agreement dated June 7, 1990 and its $19,000,000 subordinated debenture issued to Ford in connection with the Acquisition.

Reclassifications

Amortization of Excess of Net Assets Acquired Over Cost and Property Tax Litigation Settlement have been reclassified to Costs and Expenses.

NOTE 2 -  MARKETABLE SECURITIES


Marketable securities are classified as follows (dollars in thousands):
                                                                             December 31
                                                                         -------------------
                                                                           1996        1995
                                                                         -------     -------
Marketable Securities Per Consolidated Balance Sheets                    $ 2,038     $43,324
Marketable Securities Classified as Cash Equivalents                      10,806      50,388
                                                                         -------     -------
   Total Marketable Securities                                           $12,844     $93,712
                                                                         =======     =======

The Company has the positive intent and ability to hold all purchased securities to maturity. As of December 31, 1996 and 1995, the Company did not own any securities with a maturity greater than one year.


Marketable securities include the following (dollars in thousands):


                                                    December 31
                                     ------------------------------------------
                                            1996                    1995
                                     ------------------      -----------------
                                     Carrying   Market       Carrying   Market
                                       Value    Value          Value    Value
                                     --------  -------       --------  -------

U.S. Treasury Securities              $ 1,654  $ 1,654        $19,630  $19,634
Corporate Debt Securities              11,190   11,190         74,082   73,884
                                     --------  -------       --------  -------
    Total                             $12,844  $12,844        $93,712  $93,518
                                     ========  =======       ========  =======


NOTE 3 -  INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                    December 31
                                                -------------------
                                                  1996       1995
                                                --------   --------
Production
 Raw Materials                                  $ 85,306   $ 58,481
 Semifinished and Finished Steel Products        174,746    155,345
                                                --------   --------
   Total Production at FIFO                      260,052    213,826
 LIFO Reserves                                   (14,390)    (7,186)
                                                --------   --------
   Total Production at LIFO                      245,662    206,640
Nonproduction and Sundry                          22,215     30,497
                                                ---------  --------
   Total Inventories                            $267,877   $237,137
                                                ========   ========



NOTE 4 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 1996, the Company's investments in unconsolidated subsidiaries consist of a 50 percent interest in Double Eagle Steel Coating Company ("Double Eagle"), a 45 percent interest in Eveleth Mines LLC ("EVTAC"), a 20 percent interest in Shiloh of Michigan, L.L.C., (the "Shiloh Venture") and a 48 percent interest in Spartan Steel Coating, L.L.C. ("Spartan Steel"). All of the Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

Double Eagle is an electrolytic galvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income.
Rouge Steel's proportionate share of Double Eagle's production costs, $37,618,000, $34,976,000 and $35,581,000 for 1996, 1995 and 1994, respectively, is included in the Company's costs and expenses and inventory. The Company is committed to pay 50 percent of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company's products. At December 31, 1996, the Company's share of the underlying net assets of Double Eagle exceeded its investment by $49,700,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the Acquisition and relates primarily to property, plant and equipment. This excess is being amortized as a reduction of Rouge Steel's share of Double Eagle's costs over the remaining lives of the property.

Until November 30, 1996, Eveleth Taconite Company ("Eveleth"), was 85 percent owned by Rouge Steel and 15 percent owned by Oglebay Norton Company and produced iron ore pellets at Eveleth Mines under collective operating agreements with Eveleth Expansion Company. Effective December 1, 1996, under the terms of a restructuring agreement, Eveleth became a wholly-owned subsidiary of Rouge Steel and, in exchange for a 45 percent ownership interest in EVTAC, assigned substantially all of its operating assets and liabilities to EVTAC. No gain or loss was reported on the transaction and the impact of the transfer of approximately $17,681,000 of assets and $30,253,000 of liabilities by Eveleth to EVTAC has been excluded from the Statement of Cash Flows. At December 31, 1996, the Company's share of the underlying net assets of EVTAC exceeded its investment by $11,772,000. This excess is being amortized into income over the estimated remaining useful lives of the contributed assets.

In 1996, Rouge Steel acquired a 20 percent joint venture interest in the Shiloh Venture, which produces engineered steel blanks. Effective November 16, 1996, QS Steel Inc., a wholly-owned subsidiary of Rouge Steel, acquired a 48 percent interest in Spartan Steel, a cold rolled hot dipped facility which is being constructed. Spartan Steel is expected to begin operation in mid-1998.

The table below sets forth summarized financial information for Rouge Steel's unconsolidated subsidiaries (in thousands):

                                              December 31
                                           -----------------
                                             1996       1995
                                             ----       ----
Current Assets                             $ 51,987  $ 8,618
Noncurrent Assets                           210,690  149,407
Current Liabilities                          61,012    9,340
Noncurrent Liabilities                      181,645  147,659


For the year ended December 31, 1996, net sales, gross profit and net loss recorded by Rouge Steel's unconsolidated subsidiaries were $16,268,000, $446,000 and $498,000, respectively. For the years ended December 31, 1995 and 1994, the Company's unconsolidated subsidiaries had no reportable amounts.


NOTE 5 -  DEBT

The Company had no long-term debt outstanding as of December 31, 1996 or 1995.

On November 29, 1994, the Company entered into an agreement for a $100,000,000, unsecured revolving loan facility. No borrowings have yet been made under the facility. Interest will be calculated using one of two methods. Loans under the base rate option will be charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option will be charged interest at the London Interbank Offered Rate plus a margin ranging from 0.25% to 0.675% depending on the

Company's leverage ratio at the time of borrowing. The interest rate option will be chosen by the Company at the time of each borrowing and is thereafter changeable under certain specified conditions. The facility bears a 0.2% per annum fee on the entire amount of the facility and a fixed annual fee of $30,000. The agreement, which expires on November 29, 2001, contains certain financial covenants, each of which the Company was in compliance with on December 31, 1996 and 1995.

No cash was paid to affiliates for interest in 1996 or 1995. Cash paid to affiliates for interest was $1,691,000 in 1994. Cash paid to nonaffiliates for interest was $350,000 in 1996, $285,000 in 1995 and $825,000 in 1994.

NOTE 6 - PENSIONS

The Company has four retirement plans. Two plans cover hourly employees represented by the UAW and the remaining two plans cover salaried employees of the Company. The hourly plans are noncontributory and provide benefits, including early retirement supplements, based on the length of employee service. The salaried plans provide similar noncontributory benefits and, for employees who elect to contribute, pay related benefits combined with early retirement supplements. The employees that were utilized at Eveleth prior to the restructuring discussed in Note 4 participated in plans which provided contributory and noncontributory retirement benefits. Eveleth recorded net periodic pension expense of $276,000 in the eleven months ended November 30, 1996, $636,000 in 1995 and $321,000 in 1994. The following pension disclosures do not reflect the benefits provided to the employees utilized by Eveleth.

The Company's funding policy is to contribute annually, at a minimum, amounts required by applicable law, regulations, and union agreements. In 1995, the Company made additional contributions to the plans in an effort to reduce the unfunded pension liability and improve the funded status of the plans. Plan assets consist principally of investments in common and preferred stock, government securities, and other fixed income securities.

The following schedule sets forth the funded status of the plans at December 31 using a September 30 measurement date (dollars in thousands):

                                                        Overfunded Plan(s)                 Underfunded Plan(s)
                                                     -------------------------        --------------------------
                                                       1996             1995             1996             1995
                                                     --------         --------         --------         --------
Actuarial Present Value of Benefit Obligations:
Vested                                               $(15,850)        $(39,353)        $(38,710)         $(4,969)
Nonvested                                              (6,348)         (27,081)         (28,599)          (5,832)
                                                     --------         --------         --------         --------
Accumulated Benefit Obligation                       $(22,198)        $(66,434)        $(67,309)        $(10,801)
                                                     ========         ========         ========         ========

Projected Benefit Obligation                         $(24,648)        $(68,737)        $(67,309)        $(10,801)
Fair Value of Assets                                   24,583           69,494           63,146            8,504
                                                     --------         --------         --------         --------
Fair Value of Assets (Less Than)
in Excess of  Projected Benefit Obligation                (65)             757           (4,163)          (2,297)
Unrecognized Net Loss                                   1,176            3,335              210            2,190
Unrecognized Prior Service Cost                         1,028           10,270            8,229                -
Employer Contribution                                   1,387               22            4,733                -
Minimum Liability Adjustment                                -                -           (2,399)          (2,190)
                                                     --------         --------         --------         --------
Prepaid Pension Cost (Unfunded Accrued)               $ 3,526          $14,384          $ 6,610          $(2,297)
                                                     ========         ========         ========         ========

The following schedule sets forth the net pension cost (dollars in thousands):


                                     For the Years Ended December 31
                                ------------------------------------------
                                      1996           1995           1994
                                    ------         ------         ------
Service Cost                        $8,143         $6,795         $7,662
Interest Cost                        6,541          4,952          4,022
Actual Return on Assets             (9,325)        (8,460)          (440)
Net Amortization and Deferral        3,577          4,762         (1,854)
                                    ------         ------         ------
 Net Pension Cost                   $8,936         $8,049         $9,390
                                    ======         ======         ======


The projected benefit obligation was determined using a discount rate of 7.5% for 1996 and 1995, an expected rate of return on plan assets of 9.0% and a rate of compensation escalation for salaried plans of 3.7% for both years.

NOTE 7 - POSTRETIREMENT BENEFIT AND OTHER PLANS

Postretirement Benefit Plans Other than Pensions

The Company provides certain health care and life insurance benefits for retired employees. As part of the Acquisition, Ford assumed essentially all liability for these benefits for Company retirees and certain employees nearing retirement as of December 15, 1989.

Substantially all of the Company's employees may become eligible for benefits, either at the Company's expense or, to the extent indicated above, at Ford's expense, if they reach retirement age while still working for the Company.

Disclosures related to postretirement benefits include employees utilized by Eveleth at December 31, 1995 and for the years ended December 31, 1995 and 1994. As a result of the change in the ownership structure relating to Eveleth operations discussed in Note 4, disclosures related to postretirement benefits at December 31, 1996 and for the year ended December 31, 1996 do not include employees utilized by Eveleth. At December 31, 1995, the accrued postretirement benefit cost included in the table below which related to employees utilized by Eveleth was $16,160,000. The accrued postretirement benefit cost is included in Other Liabilities. The following schedule presents the funded status of the plans (dollars in thousands):

                                                           December 31
                                                     ------------------------
                                                         1996            1995
                                                         ----            ----
Accumulated Postretirement Benefit Obligation:
 Active Participants                                 $(40,776)       $(41,399)
 Fully Eligible Participants                           (3,803)         (5,287)
 Retirees                                              (2,610)         (6,667)
                                                       ------          ------
   Total                                              (47,189)        (53,353)
Fair Value of Assets                                        -             251
Benefit Payments and Contributions                         27              26
Unrecognized Prior Service Cost                           331             378
Unrecognized Net Loss                                   7,672           3,826
                                                     --------        --------
 Accrued Postretirement Benefit Cost                 $(39,159)       $(48,872)
                                                     ========        ========

The following schedule presents the net periodic postretirement benefit cost (dollars in thousands):


                                                                For the Years Ended December 31
                                                             --------------------------------------
                                                                 1996            1995          1994
                                                             --------        --------      --------
Service Cost                                                   $2,992          $2,741        $3,034
Interest Cost                                                   3,163           3,906         3,498
Actual Return on Assets                                             -              (6)            -
Net Amortization                                                  432            (112)          230
                                                             --------        --------      --------
   Net Periodic Postretirement Benefit Cost                    $6,587          $6,529        $6,762
                                                             ========        ========      ========


For Rouge Steel plans, assumed health care trend rates of 7.0% and 8.0% were used to measure the postretirement benefit obligation in 1996 and 1995, respectively. By 1997, the assumed health care trend rate will be 6.0%. The discount rate used by Rouge Steel to measure the postretirement benefit obligation was 7.5% in 1996 and 1995. Assumed health care trend rates for the Eveleth plans were 9.75% to measure the postretirement benefit obligation for pre-age 65 retirees in 1995 and 7.25% to measure the postretirement benefit obligation of post-age 65 retirees in 1995. The discount rate used to measure the postretirement benefit obligation for the Eveleth plans was 7.5% in 1995.

If the health care trend rates assumed were increased by 1.0%, the effect on the accumulated postretirement benefit obligation at December 31, 1996 and the total 1996 service and interest cost components of net periodic postretirement benefit cost would be increases of $9,782,000 and $1,641,000, respectively.

The effect of a 1.0% health care trend rate increase on the total accumulated postretirement benefit obligation at December 31, 1995 and on the 1995 service and interest cost components of net periodic postretirement benefit cost would be increases of $11,195,000 and $1,802,000, respectively.

Profit Sharing Plans

The Company maintains profit sharing plans for hourly and salaried employees which cover substantially all employees. Hourly and salaried profit sharing expense amounted to $4,173,000, $12,306,000 and $12,909,000 in 1996, 1995 and
1994, respectively.


NOTE 8 -  INCOME TAXES

The Company's income tax (provision) benefit arising wholly from federal taxation since the Company neither has been, nor is presently, subject to state or foreign income taxes, consists of the following components (dollars in thousands):


                                                           For the Years Ended December 31
                                                --------------------------------------------------
                                                        1996              1995            1994
                                                       ------             -----           -----
Current                                              $(2,482)         $(27,614)         $(9,676)
Deferred                                              (4,433)           (5,841)          17,958
                                                     -------          --------          -------
   Total (Provision) Benefit                         $(6,915)         $(33,455)         $ 8,282
                                                     =======          ========          =======

The differences between the total (provision) benefit and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):


                                                     For the Years Ended December 31
                                            ------------------------------------------------
                                                1996               1995               1994
                                              --------           --------           --------
  Pre-Tax Income                               $30,220           $127,479           $102,778
                                              ========           ========           ========

  Computed Provision                          $(10,577)          $(44,618)          $(35,972)

  Source of Difference:
   Percentage Depletion                        $     -           $      -           $  3,404
   Amortization of Negative Goodwill             2,029              2,029              2,029
Change in Valuation Allowance                    1,800             12,000             39,600
   Other                                          (167)            (2,866)              (779)
                                              --------           --------           --------
      Total (Provision) Benefit                $(6,915)          $(33,455)          $  8,282
                                              ========           ========           ========


Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):


                                                   December 31
                                            ----------------------
                                              1996          1995
                                            -------       -------
         ASSETS
Property, Plant, and Equipment              $     -       $ 6,432
Basis of Consolidated Subsidiary             11,241        11,241
Postretirement and Other Benefits            21,167        20,513
Other                                         6,810         5,906
Operating Loss and Alternative
 Minimum Tax Credit Carryforwards            25,925        23,553
                                            -------       -------
Gross Deferred Tax Assets                    65,143        67,645
Valuation Allowance                         (23,900)      (25,700)
                                            -------       -------
Gross Deferred Tax Assets
 After Valuation Allowance                   41,243        41,945
                                            -------       -------

         LIABILITIES
Property, Plant, and Equipment               (7,615)            -
Inventories                                 (10,924)      (14,809)
Other                                           (34)          (33)
                                            -------       -------
Gross Deferred Tax Liabilities              (18,573)      (14,842)
                                            -------       -------
   Total Net Deferred Tax Assets            $22,670       $27,103
                                            =======       =======


Regular tax loss carryforwards were fully utilized at December 31, 1995. Alternative minimum tax credit carryforwards amounted to $25,925,000 at December 31, 1996 and $23,553,000 at December 31, 1995.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company previously recorded a partial valuation allowance on certain deferred tax assets. As a result of its utilization of net operating loss carryforwards against current taxable income, the valuation allowance was reversed through credits to the tax provision. A significant portion of the remaining valuation allowance at December 31, 1996 relates to specific items with essentially indefinite reversal periods. Current deferred tax assets of $788,000 and $1,832,000 in 1996 and 1995, respectively, are recorded in Other Current Assets. The remaining deferred tax assets are included in Deferred Charges and Other.

Cash paid for income taxes was $5,325,000 in 1996, $24,200,000 in 1995 and $7,600,000 in 1994.


NOTE 9 -  COMMON STOCK

Class A shares have a par value of $0.01.  Each Class A share has one vote.

Class B shares have a par value of $0.01.  Each Class B share has 2.5 votes.

Class C shares had a par value of $0.01. Class C shares had no voting rights. The Company exercised its option to call these shares at the original issue price of $1,000,000 and redeemed them from Ford on December 4, 1992. The shares were retired during the first quarter of 1994.

In 1996, Worthington converted 878,000 shares of Rouge Steel's Class B Common Stock to Class A Common Stock, thereby reducing its voting interest in the Company's common stock from 22.8% to 19.9%.

On March 9, 1994, the stockholders of Rouge Steel approved the Rouge Steel Company Outside Director Equity Plan ("ODEP") and the Rouge Steel Company Stock Incentive Plan ("SIP"). These plans provide for stock option grants to the Company's directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company may grant options to its directors and employees for up to 500,000 shares of common stock. These stock options generally vest over a period of up to three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                 Year Ended December 31
                                                 ----------------------
                                                   1996          1995
                                                   ----          ----
Net Income                   As Reported         $23,392       $94,663
                             Pro Forma            22,357        93,638

Net Income Per Share         As Reported         $  1.07       $  4.37
                             Pro Forma              1.02          4.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: divided yield of 0.51% and 0.42% and risk-free interest rates of 5.56% and 7.76%. An expected volatility of 32.7% and an expected life of 7 years were used for both periods.

A summary of the status of the Company's two stock-based compensations plans as of December 31, 1996 and 1995 and changes during the years then ended is presented below:

                                                  1996                            1995
                                         ---------------------------   ----------------------------
                                                    Weighted-Average               Weighted-Average
                                           Shares        Price            Shares        Price
                                           ------   ----------------      ------   ---------------
Outstanding at January 1                  106,500       $28.33             4,000       $22.00
Granted                                   110,100        23.70           107,000        28.56
Exercised                                       -            -              (500)       22.00
Forfeited                                  (8,375)       24.77            (4,000)       28.88
                                          -------                        -------
Outstanding at December 31                208,225       $26.03           106,500       $28.33
                                          =======       ======           =======       ======

Options Exercisable at Year-End           130,394       $26.47            54,000       $28.24
Weighted-Average Fair Value of
Options Granted During the Year                          10.43                          14.17



The following table presents summarized information about stock options outstanding at December 31, 1996:

     Options Outstanding Options Exercisable

                      Number        Weighted-Average    Weighted-          Number          Weighted-
Range of          Outstanding at       Remaining         Average       Exercisable at       Average
Exercise Prices  December 31, 1996  Contractual Life  Exercise Price  December 31, 1996  Exercise Price
                 -----------------  ----------------  --------------  -----------------  --------------

$22.00 to 23.00              6,750  8.4 years                 $22.49              4,875          $22.34
$23.01 to 24.00            106,850  9.0 years                  23.73             54,550           23.72
$28.88                      94,625  8.0 years                  28.88             70,969           28.88



NOTE 10 -  PROPERTY TAX LITIGATION SETTLEMENT

On August 31, 1995, Rouge Steel reached an agreement with the City of Dearborn (the "City"), the Dearborn Public School Board and the County of Wayne, Michigan which settled local property tax litigation for tax years 1990 through 1995. The local taxing authorities agreed to refund $25 million to Rouge Steel for overpayment of property taxes for tax years 1990 through 1993. In addition, the taxing authorities reduced Rouge Steel's property tax assessment with respect to the 1994 and 1995 tax years. As a result of the settlement, the Company recorded a pre-tax benefit of $29,974,000, net of profit sharing and inventory valuation costs, in the third quarter of 1995.

On September 29, 1995, Rouge Steel received the first $15 million installment of the $25 million refund for tax years 1990 through 1993. A second installment of $5 million was received on October 1, 1996 and the final installment of $5 million is due by October 1, 1997.

Since late 1994, a portion of the Company's property tax payments had been placed into an escrow account by order of the Michigan Tax Tribunal. Such amounts were expensed for financial reporting purposes. The escrow account amounted to $4,121,000 on December 31, 1994. On October 13, 1995, the escrow funds were released and Rouge Steel paid $2,004,000 to the City to discharge its remaining liability for the 1994 tax year.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, heavy equipment repair, construction, and transportation from Ford. In addition, the Company leases certain land, office space, and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $25,643,000 in 1996, $29,791,000 in 1995 and $33,500,000 in 1994.

The Company also jointly operates a powerhouse facility with Ford, under a renewable ten-year agreement expiring January 1, 2000. The powerhouse generates electricity, steam, and other utilities.

The fixed assets of the powerhouse are owned 60 percent by the Company and 40 percent by Ford, with each party receiving a portion of the power generated. The costs of operating the facility are allocated between the Company and Ford based on consumption. The Company's share of the costs of this facility was approximately $74,005,000 in 1996, $71,176,000 in 1995 and $76,269,000 in 1994.

In connection with the operation of the powerhouse, Ford purchases a portion of the gas produced by the Company's blast furnaces for use at the powerhouse based on a negotiated formula. Ford purchased $23,638,000, $22,251,000 and $22,300,000 worth of blast furnace gas in 1996, 1995 and 1994, respectively. Of these amounts, between 60 and 70 percent has been charged back to the Company for its proportionate share of the cost of such gas.

During 1996, 1995 and 1994, the Company purchased scrap from Ford at a cost of $31,401,000, $27,122,000 and $27,631,000, respectively. These purchases were made under a supply agreement that expires in automotive model year 2000.

Spartan Steel Commitment

During 1996, the Company entered a joint venture with Worthington to construct
and operate Spartan Steel.   The entire project is expected to cost
approximately $90,000,000. Rouge Steel will be responsible for 48% of the total, or approximately $43,200,000. Through December 31, 1996, the Company had invested $1,368,000 in Spartan Steel. Construction of the facility is expected to be complete by mid-1998.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC described in Note 4, Rouge Steel is required to purchase 45% of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The Company also has the right of first refusal to 45% of any pellets produced by EVTAC in excess of 5.0 million natural gross tons.

The Company has entered into a ten-year contract for the supply of oxygen and nitrogen. The terms of the agreement were effective November 15, 1995. The contract contains annual minimum oxygen and nitrogen purchases of $8.3 million and $550,000, respectively. Oxygen and nitrogen purchases aggregated approximately $11,707,000 in 1996, $9,769,000 in 1995, and $8,353,000 in 1994.


Shiloh of Michigan, L.L.C. Loan Guaranty

Rouge Steel executed a guaranty of payment in favor of certain banks to induce them to extend a $23,000,000 line of credit to the Shiloh Venture, an engineered steel blanking joint venture between the Company and Shiloh Industries, Inc. Rouge Steel guaranteed 20 percent of the line of credit and the Company's maximum exposure under the guaranty is $5,000,000. As of December 31, 1996, the Shiloh Venture had borrowings of $20,000,000 outstanding under its line of credit.

Environmental Matters

The Company is indemnified through December 15, 2009 for environmental obligations relating to conditions arising prior to the Acquisition on December 15, 1989. It is the Company's practice to coordinate the resolution of such obligations with Ford. Management believes that disputed or unresolved obligations are immaterial in relation to the Company's Consolidated Statement of Operations. The Company's environmental obligations relating to conditions arising after the Acquisition, in the opinion of management, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

In late 1995, the existence of material containing polychlorinated biphenyls ("PCB") was noted within a containment area of an electrical substation in the cold mills. Rouge Steel commenced an investigation into the presence of the contamination. As a result of this investigation, an underground storage tank ("UST") was discovered beneath the floor of the substation. This UST was subsequently determined to contain some PCB-contaminated oil. In making this determination, the Company confirmed a release of PCB-contaminated liquid. An emergency response was initiated and the UST was isolated and drained. Upon isolation, sub-surface sampling was conducted. Analysis of these samples demonstrated either non-detectable levels of concentration or concentrations below clean-up levels required by Michigan's Department of Environmental Quality the ("DEQ"). Based upon this analysis, the Company submitted a UST closure report to the State of Michigan on January 19, 1996. The DEQ opted not to audit the site within the six months after receipt of the closure report. Therefore, it is assumed to be acceptable.

A trace of PCB-containing material has also been found in certain electrical manholes. The Company has accrued $1.5 million for the investigation and clean-up of the substation, closure of the UST, fingerprinting various oils to match the PCB contaminated oils, and the clean-up of manholes. An additional $200,000 was accrued in 1995 for legal expenses related to this project. Through December 31, 1996, approximately $1,000,000 has been spent on investigation, cleanup and legal efforts. The Company resubmitted a notice of indemnity claim to Ford in September, 1996, for all costs associated with the clean-up of PCB contamination in this substation. Discussions are ongoing with Ford, however, no final determination has yet been made by Ford with respect to this notice of claim. The Company has not recorded an asset in anticipation of recovery pursuant to the Ford indemnity.

Litigation

The Company is involved in routine litigation incidental to its business. In management's opinion, none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial position or results of operations.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands):


                                    Charged
                    Balance      (Credited) to                    Balance
     Year Ended   at Beginning      Cost and                      at End
     December 31   of Period        Expenses       Write-Offs    of Period
     -----------  ------------  ----------------  -------------  ---------
            1996        $6,118      $1,248             $(72)      $7,294
            1995         6,790       1,804           (2,476)       6,118
            1994         7,890        (995)            (105)       6,790

     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                        First       Second      Third       Fourth
                       Quarter     Quarter    Quarter(1)   Quarter
                      ----------  ----------  ----------  ----------
                      (in thousands, except per share amounts)


1996
Total Sales             $320,185    $348,967    $320,153    $318,093

Gross Margin              11,418      20,757      22,016     (10,963)

Net Income                 6,668      11,805      13,387      (8,468)

Net Income Per Share        0.31        0.54        0.61       (0.39)



1995
Total Sales             $320,316    $298,533    $282,591    $305,126

Gross Margin              41,807      37,675      20,865      13,059

Net Income                25,974      25,276      33,645       9,768

Net Income Per Share        1.20        1.17        1.55        0.45

---------------

(1) A pre-tax gain of $30.0 million was recorded in the third quarter of 1995 to reflect the settlement of litigation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.


     Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 - Election of Directors" in the Company's 1997 Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 1997. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.


Item 11. Executive Compensation.

     Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information contained under the caption "Security Ownership" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1997.


Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1997.

     With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Documents filed as part of this Report:

         (1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 30.
         (2) A list of financial statement schedules required to be filed by Item 8 is located on page 30.
         (3)  Exhibits:

     The following exhibits are included in this report or incorporated herein by reference:



Exhibit
Number                           Description of Exhibit
-------                          ----------------------
     3.1           Amended and Restated Certificate of Incorporation of the Registrant
                   (incorporated herein by reference to Exhibit 3.1 to the Company's 1994
                   Annual Report on Form 10-K (Commission File Number 1-12852) (the "1994
                   Form 10-K")).

     3.2           Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the 1994 Form 10-K).

     10.1          Credit Agreement dated as of November 29, 1994 (the "Credit Agreement"), among the registrant, the banks named therein and The Chase Manhattan
                   Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the 1994
                   Form 10-K).

     10.2          Purchase and Sale Agreement dated as of December 15, 1989, between Ford
                   Motor Company ("Ford") and Marico Acquisition Corp. ("Marico")
                   (incorporated herein by reference to Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1 (Registration No. 33-74698) (the "S-1
                   Registration Statement")).

     10.3*         Amended and Restated Stockholders Agreement dated as of November 14, 1996
                   (the "Stockholders Agreement"), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. ("Worthington").

     10.4          Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16,
                   1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the 1994 Form 10-K).

     10.5          Electric Service Agreement dated as of January 11, 1995 between Minnesota
                   Power & Light Company and Eveleth Expansion Company and Eveleth Taconite
                   Company (incorporated herein by reference to Exhibit 10.5 to the 1994 Form
                   10-K).



Exhibit
Number           Description of Exhibit
------           ----------------------
     10.6     Steel Purchase Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement).

     10.7     Steel Products Purchase Agreement dated as of December 15, 1989, between the Registrant and Worthington (the "Worthington Agreement") (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement).

     10.8     Letter dated February 20, 1996 confirming Exercise of Option to Extend
              Term of Worthington Agreement.

     10.9     Technical and Transportation Services Agreement dated as of December 15,
              1989, between the Registrant and Ford (incorporated herein by reference to
              Exhibit 10.18 to the S-1 Registration Statement).

     10.10    Railroad Services Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.19 to the S-1 Registration Statement).

     10.11    Scrap Sale Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement).

     10.12 Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

     10.13    Transitional Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement).

     10.14    Joint Venture Agreement dated as of November 30, 1984 (the "Joint
              Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the
              S-1 Registration Statement).

     10.15    Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registrant Statement).

     10.16    Operating Agreement for Shiloh of Michigan, LLC dated as of January 2,
              1996 by and among Shiloh of Michigan LLC, the Registrant and Shiloh
              Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the
              Company's 1995 Annual Report on Form 10-K (Commission File Number 1-12852)
              (the "1995 Form 10-K).

     10.17    Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registrant Statement).




Exhibit
Number           Description of Exhibit
------           ----------------------

     10.18*   Operating Agreement of Spartan Steel Coating, LLC dated as of November
              14, 1996 among QS Steel, Inc. and Worthington Steel of Michigan, Inc.

     10.19*   Eveleth Mines Exit Agreement dated as of November 25, 1996 among Oglebay
              Norton Company, ONCO Eveleth Company, Eveleth Taconite Company, Eveleth
              Expansion Company, AK Steel Corporation, Virginia Horn Taconite Company,
              Rouge Steel Company, Stelco, Inc., Ontario Eveleth Company and Eveleth
              Mines LLC

     10.20*   Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company.

     10.21*   Member Control Agreement of Eveleth Mines LLC dated as of December 2,
              1996 between Virginia Horn Taconite Company, Rouge Steel Company and
              Ontario Eveleth Company.

     10.22*   Letter Agreement dated as of October 25, 1996 between Worthington
              Industries and Rouge Steel Company.

     10.23*   Furnace Coke Supply Agreement dated as of October 31, 1996 between Rouge
              Steel Company and Bethlehem Steel Corporation.

     10.24    Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant
              (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration
              Statement).

     10.25    Agreement for Production, Sale and Purchase of Coal dated as of January
              15, 1975 ("Coal Purchase Agreement") by and among Ford, Blackberry Creek
              Coal Company ("Blackberry") and A.T. Massey Coal Company, Inc. ("Massey")
              (incorporated herein by reference to Exhibit 10.32 to the S-1 Registration
              Statement).

     10.26    Amendment No. 1 to the Coal Purchase Agreement dated as of January 1,
              1987 by and among the Registrant (as successor to Ford), Blackberry and
              Massey Coal Sales Company, Inc. (as successor to Massey) (incorporated herein by reference to Exhibit 10.33 to the S-1 Registration Statement).

     10.27    Coke Tolling Agreement dated December 22, 1993 between U.S.S. Subsidiary of USX Corporation and the Registrant (incorporated herein by reference to
              Exhibit 10.34 to the S-1 Registration Statement).

     10.28    Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).



Exhibit
Number           Description of Exhibit
------           ----------------------

     10.29    Purchase Agreement among Rouge Steel Company, Stelco Inc. and Ontario
              Eveleth Company dated March 1, 1993 (incorporated herein by reference to
              Exhibit 10.36 to the S-1 Registration Statement).

     10.30**  Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
              on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration
              Statement")).


     10.31    Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees
              (incorporated herein by reference to Exhibit 4.2 to the Form S-8
              Registration Statement).

     10.32    Rouge Steel Company Profit Sharing Plan for Salaried Employees
              (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration
              Statement).

     10.33**  Rouge Steel Company Short-Term Incentive Program (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

     10.34** Rouge Steel Company Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.40 to the S-1 Registration Statement).

     10.35**  Rouge Steel Company's Retirement Plan for Salaried Employees
              (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration
              Statement).

     10.36**  Rouge Steel Company Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.41.1 to the S-1 Registration Statement).

     10.37    Lease between Ford and Registrant dated January 1, 1982 (the "Lease")
              (incorporated herein by reference to Exhibit 10.42 to the S-1 Registration
              Statement).

     10.38    First Amendment to the Lease dated as of July 1, 1992 (incorporated herein by reference to Exhibit 10.43 to the S-1 Registration Statement).

     10.39    Second Amendment to the Lease dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.44 to the S-1 Registration Statement).

     10.40 Third Amendment to the Lease dated as of June 27, 1994 (incorporated herein by reference to Exhibit 10.39 to the 1995 Form 10-K).


        21*   List of Subsidiaries.

        23*   Consent of Price Waterhouse LLP.

        27*   Financial Data Schedule for the Year Ended December 31, 1996.

____________

*  Filed herewith.
** Compensatory plans in which the Registrant's directors and executive officers participate.

   (b) On December 4, 1996, the Company filed a Current Report on Form 8-K disclosing a series of problems the Company had encountered with its largest blast furnace.

   (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

   (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on the 10th day of February 1997.

                                           ROUGE STEEL COMPANY



                                           By: /s/ Carl L. Valdiserri
                                              ----------------------------
                                           Name:  Carl L. Valdiserri
                                           Title:  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Registrant in the capacities and on the dates indicated.


      Signatures                          Title                         Date
      ----------                          -----                         ----

/s/ Carl L. Valdiserri   Chief Executive Officer and Chairman of  February 10, 1997
-----------------------  the Board


/s/ Louis D. Camino      President, Chief Operating Officer and   February 10, 1997
-----------------------  Director


/s/ Gary P. Latendresse  Vice President, Chief Financial Officer  February 10, 1997
-----------------------  and Director


/s/ Dominick C. Fanello  Director                                 February 10, 1997
-----------------------


/s/ John E. Lobbia       Director                                 February 10, 1997
-----------------------


/s/ Peter J. Pestillo    Director                                 February 10, 1997
-----------------------


/s/ Clayton P. Shannon   Director                                 February 10, 1997
-----------------------

                                EXHIBIT INDEX


Exhibit
Number                           Description of Exhibit
-------                          ----------------------
     3.1           Amended and Restated Certificate of Incorporation of the Registrant
                   (incorporated herein by reference to Exhibit 3.1 to the Company's 1994
                   Annual Report on Form 10-K (Commission File Number 1-12852) (the "1994
                   Form 10-K")).

     3.2           Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the 1994 Form 10-K).

     10.1          Credit Agreement dated as of November 29, 1994 (the "Credit Agreement"), among the registrant, the banks named therein and The Chase Manhattan
                   Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the 1994
                   Form 10-K).

     10.2          Purchase and Sale Agreement dated as of December 15, 1989, between Ford
                   Motor Company ("Ford") and Marico Acquisition Corp. ("Marico")
                   (incorporated herein by reference to Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1 (Registration No. 33-74698) (the "S-1
                   Registration Statement")).

     10.3*         Amended and Restated Stockholders Agreement dated as of November 14, 1996
                   (the "Stockholders Agreement"), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. ("Worthington").

     10.4          Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16,
                   1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the 1994 Form 10-K).

     10.5          Electric Service Agreement dated as of January 11, 1995 between Minnesota
                   Power & Light Company and Eveleth Expansion Company and Eveleth Taconite
                   Company (incorporated herein by reference to Exhibit 10.5 to the 1994 Form
                   10-K).



Exhibit
Number           Description of Exhibit
------           ----------------------
     10.6     Steel Purchase Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement).

     10.7     Steel Products Purchase Agreement dated as of December 15, 1989, between the Registrant and Worthington (the "Worthington Agreement") (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement).

     10.8     Letter dated February 20, 1996 confirming Exercise of Option to Extend
              Term of Worthington Agreement.

     10.9     Technical and Transportation Services Agreement dated as of December 15,
              1989, between the Registrant and Ford (incorporated herein by reference to
              Exhibit 10.18 to the S-1 Registration Statement).

     10.10    Railroad Services Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.19 to the S-1 Registration Statement).

     10.11    Scrap Sale Agreement dated as of December 15, 1989, between the
              Registrant and Ford (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement).

     10.12 Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

     10.13    Transitional Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement).

     10.14    Joint Venture Agreement dated as of November 30, 1984 (the "Joint
              Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the
              S-1 Registration Statement).

     10.15    Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registrant Statement).

     10.16    Operating Agreement for Shiloh of Michigan, LLC dated as of January 2,
              1996 by and among Shiloh of Michigan LLC, the Registrant and Shiloh
              Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the
              Company's 1995 Annual Report on Form 10-K (Commission File Number 1-12852)
              (the "1995 Form 10-K).

     10.17    Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registrant Statement).




Exhibit
Number           Description of Exhibit
------           ----------------------

     10.18*   Operating Agreement of Spartan Steel Coating, LLC dated as of November
              14, 1996 among QS Steel, Inc. and Worthington Steel of Michigan, Inc.

     10.19*   Eveleth Mines Exit Agreement dated as of November 25, 1996 among Oglebay
              Norton Company, ONCO Eveleth Company, Eveleth Taconite Company, Eveleth
              Expansion Company, AK Steel Corporation, Virginia Horn Taconite Company,
              Rouge Steel Company, Stelco, Inc., Ontario Eveleth Company and Eveleth
              Mines LLC

     10.20*   Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company.

     10.21*   Member Control Agreement of Eveleth Mines LLC dated as of December 2,
              1996 between Virginia Horn Taconite Company, Rouge Steel Company and
              Ontario Eveleth Company.

     10.22*   Letter Agreement dated as of October 25, 1996 between Worthington
              Industries and Rouge Steel Company.

     10.23*   Furnace Coke Supply Agreement dated as of October 31, 1996 between Rouge
              Steel Company and Bethlehem Steel Corporation.

     10.24    Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant
              (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration
              Statement).

     10.25    Agreement for Production, Sale and Purchase of Coal dated as of January
              15, 1975 ("Coal Purchase Agreement") by and among Ford, Blackberry Creek
              Coal Company ("Blackberry") and A.T. Massey Coal Company, Inc. ("Massey")
              (incorporated herein by reference to Exhibit 10.32 to the S-1 Registration
              Statement).

     10.26    Amendment No. 1 to the Coal Purchase Agreement dated as of January 1,
              1987 by and among the Registrant (as successor to Ford), Blackberry and
              Massey Coal Sales Company, Inc. (as successor to Massey) (incorporated herein by reference to Exhibit 10.33 to the S-1 Registration Statement).

     10.27    Coke Tolling Agreement dated December 22, 1993 between U.S.S. Subsidiary of USX Corporation and the Registrant (incorporated herein by reference to
              Exhibit 10.34 to the S-1 Registration Statement).

     10.28    Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).



Exhibit
Number           Description of Exhibit
------           ----------------------

     10.29    Purchase Agreement among Rouge Steel Company, Stelco Inc. and Ontario
              Eveleth Company dated March 1, 1993 (incorporated herein by reference to
              Exhibit 10.36 to the S-1 Registration Statement).

     10.30**  Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
              on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration
              Statement")).


     10.31    Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees
              (incorporated herein by reference to Exhibit 4.2 to the Form S-8
              Registration Statement).

     10.32    Rouge Steel Company Profit Sharing Plan for Salaried Employees
              (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration
              Statement).

     10.33**  Rouge Steel Company Short-Term Incentive Program (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

     10.34** Rouge Steel Company Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.40 to the S-1 Registration Statement).

     10.35**  Rouge Steel Company's Retirement Plan for Salaried Employees
              (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration
              Statement).

     10.36**  Rouge Steel Company Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.41.1 to the S-1 Registration Statement).

     10.37    Lease between Ford and Registrant dated January 1, 1982 (the "Lease")
              (incorporated herein by reference to Exhibit 10.42 to the S-1 Registration
              Statement).

     10.38    First Amendment to the Lease dated as of July 1, 1992 (incorporated herein by reference to Exhibit 10.43 to the S-1 Registration Statement).

     10.39    Second Amendment to the Lease dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.44 to the S-1 Registration Statement).

     10.40 Third Amendment to the Lease dated as of June 27, 1994 (incorporated herein by reference to Exhibit 10.39 to the 1995 Form 10-K).


        21*   List of Subsidiaries.

        23*   Consent of Price Waterhouse LLP.

        27*   Financial Data Schedule for the Year Ended December 31, 1996.

____________

*  Filed herewith.
** Compensatory plans in which the Registrant's directors and executive officers participate.

   (b) On December 4, 1996, the Company filed a Current Report on Form 8-K disclosing a series of problems the Company had encountered with its largest blast furnace.

   (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

   (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.