Form 10-Q
period 1997-03-31
ROUGE STEEL CO
filed 1997-04-23
CIK 918577

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



(Mark One)
  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1997
                                     OR
  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ______________

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



 ==============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___        No_______

The number of shares of common stock issued and outstanding as of April 22, 1997 was 21,918,517 which includes 14,356,117 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE STEEL COMPANY
                       QUARTERLY REPORT ON  FORM 10-Q
                        QUARTER ENDED MARCH 31, 1997



                                     INDEX


                                                                            PAGE
PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Report of Independent Accountants................................  3

          Consolidated Balance Sheets......................................  4

          Consolidated Statements of Operations............................  6

          Consolidated Statement of Changes in Stockholders' Equity........  7

          Consolidated Statements of Cash Flows............................  8

          Notes to Consolidated Financial Statements.......................  9

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................... 11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 14

Item 5.   Other Events..................................................... 15

Item 6.   Exhibits and Reports on Form 8-K................................. 15

                        [PRICE WATERHOUSE LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS

April 18, 1997



To the Board of Directors and
Stockholders of Rouge Steel Company

We have reviewed the accompanying consolidated financial information of Rouge Steel Company and consolidated subsidiaries appearing on pages 4 through 10 of this report as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements




                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


Assets
                                             March 31       December 31
                                               1997             1996
                                               ----             ----
                                             Unaudited
Current Assets
--------------
Cash and Cash Equivalents                     $ 43,180        $ 24,914
Marketable Securities                            1,043           2,039
Accounts Receivable
  Trade and Other (Net of Allowances
    of $5,670 and $7,294)                      125,372         102,593
  Affiliates                                    10,895           9,995
Inventories                                    246,339         267,877
Other Current Assets                             3,391           7,483
                                              --------        --------
  Total Current Assets                         430,220         414,901
                                              --------        --------

Property, Plant, and Equipment

Buildings and Improvements                      17,140          16,942
Machinery and Equipment                        193,936         186,851
Construction in Progress                        37,706          32,545
                                              --------        --------
  Subtotal                                     248,782         236,338
Less:  Accumulated Depreciation                (30,577)        (27,176)
                                              --------        --------
  Net Property, Plant, and Equipment           218,205         209,162
                                              --------        --------

Investment in Unconsolidated Subsidiaries       19,529          15,590
                                              --------        --------

Deferred Charges and Other                      40,632          42,300
                                              --------        --------


  Total Assets                                $708,586        $681,953
                                              ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except share amounts)






Liabilities and Stockholders' Equity
                                                                     March 31         December 31
                                                                       1997              1996
                                                                       ----              -----
                                                                     Unaudited
Current Liabilities
-------------------
Accounts Payable
  Trade                                                               $177,189        $154,338
  Affiliates                                                             1,325           8,188
Accrued Vacation Pay                                                    12,254          11,243
Taxes Other than Income                                                  1,995           4,580
Other Accrued Liabilities                                               22,768          19,921
                                                                      --------        --------
  Total Current Liabilities                                            215,531         198,270
                                                                      --------        --------

Other Liabilities                                                       51,251          49,342
-----------------                                                     --------        --------

Excess of Net Assets Acquired Over Cost                                 15,627          17,076
---------------------------------------                               --------        --------

Commitments and Contingencies (Note 3)

Stockholders' Equity
--------------------
 Common Stock
   Class A, 80,000,000 shares authorized with 14,356,117
      and 14,341,136 issued and outstanding as of
      March 31, 1997 and December 31, 1996, respectively                   143             143
   Class B, 7,562,400 shares authorized, issued and
      outstanding                                                           76              76
 Capital in Excess of Par Value                                        127,380         127,096
 Retained Earnings                                                     300,977         292,349
 Additional Minimum Pension Liability                                   (2,399)         (2,399)
                                                                      --------        --------
   Total Stockholders' Equity                                          426,177         417,265
                                                                      --------        --------
   Total Liabilities and Stockholders' Equity                         $708,586        $681,953
                                                                      ========        ========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          (amounts in thousands except share and per share amounts)
                                  Unaudited





                                                                     For the Quarter Ended March 31
                                                                       1997                  1996
                                                                     --------              --------
Sales
-----
 Unaffiliated Customers                                              $291,463              $274,462
 Affiliates                                                            42,709                45,723
                                                                     --------              --------
  Total Sales                                                         334,172               320,185
                                                                     --------              --------

Costs and Expenses
------------------

 Costs of Goods Sold                                                  313,603               306,026
 Depreciation and Amortization                                          3,547                 2,741
 Selling and Administrative Expenses                                    5,585                 5,874
 Amortization of Excess of Net Assets Acquired Over Cost               (1,449)               (1,449)
                                                                     --------              --------
  Total Costs and Expenses                                            321,286               313,192
                                                                     --------              --------

Operating Income                                                       12,886                 6,993

Interest Income                                                           370                 1,454
Interest Expense                                                          (79)                  (82)
Other - Net                                                               370                   398
                                                                     --------              --------
Income Before Income Taxes, Minority Interest and Equity
  in Loss of Unconsolidated Subsidiaries                               13,547                 8,763
Income Tax Provision                                                   (4,080)               (2,534)
                                                                     --------              --------
Income Before Minority Interest and Equity in Loss of
  Unconsolidated Subsidiaries                                           9,467                 6,229
Minority Interest in Net Loss of Consolidated Subsidiary                    -                   439
Equity in Loss of Unconsolidated Subsidiaries                            (183)                    -
                                                                   ----------            ----------
  Net Income                                                       $    9,284            $    6,668
                                                                   ==========            ==========
Per Share Amounts
-----------------

  Net Income                                                       $     0.42            $     0.31
                                                                   ==========            ==========
  Cash Dividends Declared                                          $     0.03            $     0.03
                                                                   ==========            ==========


Weighted Average Shares Outstanding                                21,914,086            21,810,190
                                                                   ==========            ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (amounts in thousands)
                                  Unaudited


                                                                               For the Quarter Ended
                                                                                    March 31,1997
                                                                               ---------------------
Common Stock
 Beginning Balance                                                                     $    219
 Common Stock Issued for Employee Benefit Plans                                               -
                                                                                       --------
   Ending Balance                                                                           219
                                                                                       --------

Capital in Excess of Par Value
 Beginning Balance                                                                      127,096
 Common Stock Issued for Employee Benefit Plans                                             284
                                                                                       --------
   Ending Balance                                                                       127,380
                                                                                       --------

Retained Earnings
 Beginning Balance                                                                      292,349
 Net Income                                                                               9,284
 Cash Dividends Declared                                                                   (656)
                                                                                       --------
   Ending Balance                                                                       300,977
                                                                                       --------

Additional Minimum Pension Liability
 Beginning and Ending Balance                                                            (2,399)
                                                                                       --------

   Total Stockholders' Equity                                                          $426,177
                                                                                       ========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   Unaudited


                                                                  For the Quarter Ended
                                                                         March 31
                                                                  1997             1996
                                                                 ------           ------
Cash Flows From Operating Activities
------------------------------------
 Net Income                                                      $9,284            $6,668
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Deferred Taxes                                               2,529             1,579
     Depreciation and Amortization                                3,547             2,741
     Amortization of Capitalized Debt Costs                           9                 9
     Equity in Loss of Unconsolidated Subsidiaries                  183                 -
     Amortization of Excess of Net Assets Acquired Over Cost     (1,449)           (1,449)
     Minority Interest in Consolidated Subsidiary                     -              (439)
     Common Stock Issued for Benefit Plans                          284             1,116
     Changes in Assets and Liabilities
       Accounts Receivable                                      (23,679)           (3,666)
       Inventories                                               22,379             1,100
       Prepaid Expenses                                           3,131               852
       Accounts Payable and Accrued Liabilities                  18,748            18,807
       Other - Net                                                    -               (23)
                                                                -------           -------
         Net Cash Provided by Operating Activities               34,966            27,295
                                                                -------           -------
Cash Flows from Investing Activities
------------------------------------
 Capital Expenditures                                           (11,944)          (37,427)
 Purchase of Marketable Securities                                 (511)           (5,106)
 Sale of Marketable Securities                                    1,507            27,025
 Investment in Unconsolidated Subsidiaries                       (4,950)             (299)
 Other - Net                                                       (145)             (164)
                                                                -------           -------
         Net Cash Used for Investing Activities                 (16,043)          (15,971)
                                                                -------           -------

Cash Flows From Financing Activities
------------------------------------
 Cash Dividend Payments                                            (657)             (654)
                                                                -------           -------
         Net Increase in Cash and Cash Equivalents               18,266            10,670

Cash and Cash Equivalents - Beginning of Period                  24,914            57,036
                                                                -------           -------

Cash and Cash Equivalents - End of Period                       $43,180           $67,706
                                                                =======           =======




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE STEEL COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1997.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on February 10, 1997.


NOTE 2 - INVENTORIES



The major classes of inventories are as follows (dollars in thousands):


                                                  March 31,       December 31
                                                     1997            1996
                                                  ---------       ----------
                                                  Unaudited
Production
 Raw Materials                                    $ 44,980         $ 85,306
 Semifinished and Finished Steel Products          194,182          174,746
                                                  --------         --------
  Total Production at FIFO                         239,162          260,052
LIFO Reserve                                       (14,702)         (14,390)
                                                  --------         --------
  Total Production at LIFO                         224,460          245,662
Nonproduction and Sundry                            21,879           22,215
                                                  --------         --------
  Total Inventories                               $246,339         $267,877
                                                  ========         ========



NOTE 3 - COMMITMENTS AND CONTINGENCIES

Spartan Steel Commitment. The Company and Worthington Industries, Inc. are constructing Spartan Steel, a cold rolled hot dipped galvanizing line near Monroe, Michigan. The project is expected to cost approximately $95,000,000. Rouge Steel will be responsible for 48 percent of the total, or approximately $45,600,000. Through March 31, 1997, the Company had invested $2,808,000 in Spartan Steel. Construction of the facility is expected to be completed by mid-1998.

Shiloh of Michigan, L.L.C. Loan Guaranty. During February 1997, Shiloh of Michigan, L.L.C. (the "Shiloh Venture") and its bank group amended the credit agreement and the related guaranty establishing a line of credit for the Shiloh Venture. The amendment increased the amount available for borrowings from $23,000,000 to $28,000,000. Rouge Steel guarantees 20 percent of the $28,000,000 line of credit. As of March 31, 1997, the Shiloh Venture had borrowings of $24,500,000 outstanding under its line of credit.

Other than the matters discussed above, there have been no significant changes to the prior year-end consolidated financial statements.

NOTE 4 - SUBSEQUENT EVENT

On April 15, 1997, Rouge Steel invested $6.5 million for an 11% interest in TWB Company, L.L.C., an existing joint venture between Worthington Steel of Michigan, Inc. and Thyssen, Inc. which produces laser welded blanks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     Total Sales. Rouge Steel Company's ("Rouge Steel" or the "Company") total sales increased 4.4% in the first quarter of 1997 to $334.2 million from $320.2 million in the first quarter of 1996, an increase of $14.0 million. Shipments increased 6.0% in the first quarter of 1997 to 744,000 tons from 702,000 tons in the first quarter of 1996, an increase of 42,000 tons.

     Costs and Expenses. Total costs and expenses increased 2.6% in the first quarter of 1997 to $321.3 million from $313.2 million in the first quarter of 1996, an increase of $8.1 million. Costs of goods sold increased 2.5% in the first quarter of 1997 to $313.6 million from $306.0 million in the first quarter of 1996, an increase of $7.6 million. The increase in costs of goods sold was primarily due to higher shipments. Costs of goods sold in the first quarter of 1997 were 93.8% of total sales, down from 95.6% of total sales in the first quarter of 1996. Depreciation and amortization increased 29.4% in the first quarter of 1997 to $3.5 million from $2.7 million in the first quarter of 1996, an increase of $800,000. The increase in depreciation and amortization is primarily the result of placing into service the third strand of the continuous caster in May 1996. Selling and administrative expenses decreased 4.9% in the first quarter of 1997 to $5.6 million from $5.9 million in the first quarter of 1996, a decrease of $300,000.

     Operating Income. Operating income increased 84.3% in the first quarter of 1997 to $12.9 million from $7.0 million in the first quarter of 1996, an increase of $5.9 million. The increase in operating income was primarily due to higher shipments. Operating income represented 3.9% of total sales in the first quarter of 1997 compared to 2.2% of total sales in the first quarter of 1996.

     Interest Income. Interest income decreased 74.6% in the first quarter of 1997 to $370,000 from $1.5 million in the first quarter of 1996, a decrease of $1.1 million. Rouge Steel had an average daily cash and investment balance of $27.9 million in the first quarter of 1997 compared to $95.8 million in the first quarter of 1996.

     Income Tax Provision. The income tax provision increased 61.0% in the first quarter of 1997 to $4.1 million from $2.5 million in the first quarter of 1996, an increase of $1.6 million. The higher income tax provision in the first quarter of 1997 was a function of higher taxable income.

     Net Income. Net income increased 39.2% in the first quarter of 1997 to $9.3 million from $6.7 million in the first quarter of 1996, an increase of $2.6 million. The increase in net income was primarily due to higher shipments.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities on March 31, 1997 totaled $44.2 million, compared to $27.0 million on December 31, 1996, an increase of $17.2 million. This increase was principally due to cash provided by net income, lower inventories and lower accounts payable offset partially by capital expenditures and increased accounts receivable.

     Cash Flows from Operating Activities. Net cash provided by operating activities increased 28.1% in the first quarter of 1997 to $35.0 million from $27.3 million in the first quarter of 1996, an increase of $7.7 million. This increase was primarily attributable to cash provided by net income, lower inventories and lower accounts payable offset partially by increased accounts receivable. Inventories were lower on March 31, 1997 than on December 31, 1996 primarily because of pellet consumption. During the first quarter of each year, the Great Lakes shipping channels are closed and pellets cannot be shipped to Rouge Steel. Accounts payable were higher on March 31, 1997 than on December 31, 1996 because of the timing of the year-end check issuance. The increase in accounts receivable is primarily a function of increased sales activity.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 55.2% in the first quarter of 1997 to $16.9 million from $37.7 million in the first quarter of 1996, a decrease of $20.8 million. This decrease was primarily a result of capital spending on the third strand of the continuous caster in 1996. The expenditures made in the first quarter of 1997 were primarily to modernize and expand the Company's facilities. During the rest of 1997, it is anticipated that an additional $95 million will be paid or accrued for capital projects and investment in joint ventures. The largest projects during the remainder of 1997 will be the full reline of Rouge Steel's smaller blast furnace, the construction of a raw material handling system and investment in Spartan Steel Coating, L.L.C., the Company's joint venture hot dipped galvanizing line. The remaining capital expenditures will be generally directed at improving and maintaining plant efficiency to enhance the Company's competitive position in the marketplace.

     Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on November 29, 2001. The Company had no borrowings under the facility on March 31, 1997. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

RECENT DEVELOPMENTS

     Environmental Matter. Investigation of the cause of PCB-containing material noted within a transformer substation in the cold mill in late 1995 disclosed the presence of PCB-containing material in an underground storage tank ("UST") and certain electrical manholes in the vicinity of the UST. The UST was drained and filled with concrete and a closure report was submitted to the State of Michigan. The manholes have been isolated while investigation of the source of the PCB contamination continues. A total of $1.7 million has been accrued for the cleanup of the substation, the closure of the UST, the analysis of various oils to match the PCB-contaminated oils, the cleanup of the manholes and legal expenses related to this project. Of that amount, $1.0 million has been spent through March 31, 1997. Pursuant to the indemnification provisions of the Purchase and Sale Agreement between Ford Motor Company ("Ford") and Rouge Steel, the Company has submitted a notice of indemnity claim to Ford for all costs associated with the PCB contamination on the basis that the contamination occurred prior to the acquisition of Rouge Steel from Ford. Negotiations are ongoing with Ford to resolve the liabilities associated with this project. The Company has not recorded an asset in anticipation of recovery.

     Investment in TWB Company. On April 15, 1997, Rouge Steel invested $6.5 million for an 11% interest in TWB Company, L.L.C. an existing joint venture between Worthington Steel of Michigan, Inc. and Thyssen, Inc. which produces laser welded blanks.

OUTLOOK

     Rouge Steel expects a continued strong order book for the second and third quarters of 1997. As a result, operating rates are projected to remain at high levels through August. In the third quarter, the Company plans to begin a full reline of its smaller blast furnace. The blast furnace outage is expected to last approximately 70 days and will temporarily reduce the Company's liquid steel production. The Company plans to mitigate this decrease in production by purchasing slabs. The blast furnace outage is expected to have a negative impact on operating results in the third and fourth quarters.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. Shareholders of the Company are cautioned not to place undue reliance on such forward-looking statements contained herein.


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings

     From time to time, Rouge Steel is a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

Item 5. Other Events

     On March 6, 1997, Rouge Steel's board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on April 25, 1997 to stockholders of record on April 11, 1997. The total amount of dividends to be paid is $657,556.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are included in this report.

 Exhibit Number  Description of Exhibit
 --------------  ----------------------

       10.1      Operating Agreement of TWB Company, L.L.C.

       10.2      First Amendment to Operating Agreement of TWB Company, L.L.C.

       15        Price Waterhouse LLP Awareness Letter

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April 23, 1997                      ROUGE STEEL COMPANY

                                           By:         /s/ Carl L. Valdiserri
                                                       -------------------------
                                           Name:       Carl L. Valdiserri
                                           Title:      Chairman of the Board and
                                                       Chief Executive Officer



Date:  April 23, 1997                      By:         /s/ Gary P. Latendresse
                                                       -------------------------
                                           Name:       Gary P. Latendresse
                                           Title:      Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX



 Exhibit Number  Description of Exhibit
 --------------  ----------------------

      10.1       Operating Agreement of TWB Company, L.L.C.

      10.2       First Amendment to Operating Agreement of TWB Company, L.L.C.

      15         Price Waterhouse LLP Awareness Letter


      27         Financial Data Schedule