Form 10-Q
period 1997-06-30
ROUGE STEEL CO
filed 1997-07-24
CIK 918577

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)
  [ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
                                       OR
  [  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

The number of shares of common stock issued and outstanding as of July 18, 1997 was 21,934,328. This amount includes 14,241,928 shares of Class A Common Stock and 7,692,400 shares of Class B Common Stock.

                              ROUGE STEEL COMPANY
                         QUARTERLY REPORT ON  FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997



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

 Item 5.      Other Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

 Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


July 18, 1997


To the Board of Directors and
Stockholders of Rouge Steel Company

We have reviewed the accompanying consolidated financial information of Rouge Steel Company and consolidated subsidiaries appearing on pages 4 through 10 of this report as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information, as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, for it to be in conformity with generally accepted accounting principles.

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



/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

         FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements



                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)



                                                                                     June 30       December 31
                                                                                      1997            1996
                                                                                      ----            ----
 Assets                                                                            Unaudited
Current Assets
--------------
 Cash and Cash Equivalents                                                        $   35,876         $ 24,914
 Marketable Securities                                                                 4,346            2,039
 Accounts Receivable
   Trade and Other (Net of Allowances
     of $6,097 and $7,294)                                                           131,232          102,593
   Affiliates                                                                         11,902            9,995
 Inventories                                                                         226,554          267,877
 Other Current Assets                                                                    557            7,483
                                                                                  ----------         --------
  Total Current Assets                                                               410,467          414,901
                                                                                  ----------         --------


Property, Plant, and Equipment
------------------------------
 Buildings and Improvements                                                           17,352           16,942
 Machinery and Equipment                                                             215,267          186,851
 Construction in Progress                                                             33,134           32,545
                                                                                  ----------         --------
   Subtotal                                                                          265,753          236,338
 Less:  Accumulated Depreciation                                                     (33,739)         (27,176)
                                                                                  ----------         --------
   Net Property, Plant, and Equipment                                                232,014          209,162
                                                                                  ----------         --------

Investment in Unconsolidated Subsidiaries                                             36,150           15,590
-----------------------------------------                                         ----------         --------

Deferred Charges and Other                                                            38,378           42,300
--------------------------                                                        ----------         --------

    Total Assets                                                                  $  717,009         $681,953
                                                                                  ==========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands except share amounts)


 Liabilities and Stockholders' Equity
                                                                                      June 30        December 31
                                                                                       1997             1996
                                                                                     --------        -----------
                                                                                     Unaudited
Current Liabilities
-------------------
 Accounts Payable
   Trade                                                                             $166,339       $ 154,338
   Affiliates                                                                          12,215           8,188
 Accrued Vacation Pay                                                                  12,166          11,243
 Taxes Other than Income                                                                2,039           4,580
 Other Accrued Liabilities                                                             20,575          19,921
                                                                                     --------       ---------
   Total Current Liabilities                                                          213,334         198,270
                                                                                     --------       ---------

Other Liabilities                                                                      53,159          49,342
-----------------                                                                    --------       ---------

Excess of Net Assets Acquired Over Cost                                                14,178          17,076
---------------------------------------                                              --------       ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity
--------------------
 Common Stock
 Class A, 80,000,000 shares authorized with 14,369,116 and
  14,341,136 issued and outstanding as of June 30, 1997 and
  December 31, 1996, respectively                                                         143             143
 Class B, 7,562,400 shares authorized, issued, and
  outstanding                                                                              76              76
 Capital in Excess of Par Value                                                       127,578         127,096
 Retained Earnings                                                                    310,940         292,349
 Additional Minimum Pension Liability                                                  (2,399)         (2,399)
                                                                                     --------       ---------
   Total Stockholders' Equity                                                         436,338         417,265
                                                                                     --------       ---------
   Total Liabilities and Stockholders' Equity                                        $717,009       $ 681,953
                                                                                     ========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (amounts in thousands except share and per share amounts)
                                   Unaudited


                                                                 For the Quarter Ended          For the Six Months Ended
                                                                        June 30                         June 30
                                                                        -------                         -------
                                                                 1997            1996          1997              1996
                                                                 ----            ----          ----              ----
Sales
-----

 Unaffiliated Customers                                   $  303,334           $  300,777     $  594,797         $  575,239
 Affiliates                                                   51,871               48,190         94,580             93,913
                                                          ----------           ----------     ----------         ----------
    Total Sales                                              355,205              348,967        689,377            669,152
                                                          ----------           ----------     ----------         ----------

Costs and Expenses
------------------

 Costs of Goods Sold                                         332,810              324,883        646,413            630,909
 Depreciation and Amortization                                 3,671                3,327          7,218              6,068
 Selling and Administrative Expenses                           6,197                6,559         11,782             12,433
 Amortization of Excess of Net Assets Acquired
  Over Cost                                                   (1,449)              (1,449)        (2,898)            (2,898)
                                                          ----------           ----------     ----------         ----------
    Total Costs and Expenses                                 341,229              333,320        662,515            646,512
                                                          ----------           ----------     ----------         ----------

Operating Income                                              13,976               15,647         26,862             22,640

Interest Income                                                  569                1,443            939              2,897
Interest Expense                                                 (96)                 (83)          (175)              (165)
Other - Net                                                      335                   75            705                473
                                                          ----------           ----------     ----------         ----------
Income Before Income Taxes, Minority Interest
 and Equity in Loss of Unconsolidated Subsidiaries            14,784               17,082         28,331             25,845
Income Tax Provision                                          (3,638)              (5,075)        (7,718)            (7,609)
                                                          ----------           ----------     ----------         ----------
Income Before Minority Interest and Equity in Loss
 of Unconsolidated Subsidiaries                               11,146               12,007         20,613             18,236
Minority Interest in Net (Income)/ Loss of Consolidated
 Subsidiary                                                        -                 (202)             -                237
Equity in Loss of Unconsolidated Subsidiaries                   (524)                   -           (707)                 -
                                                          ----------           ----------     ----------         ----------
   Net Income                                             $   10,622           $   11,805     $   19,906         $   18,473
                                                          ==========           ==========     ==========         ==========



Per Share Amounts
-----------------

Net Income                                                $     0.48           $     0.54     $     0.91         $     0.85
                                                          ==========           ==========     ==========         ==========

Cash Dividends Declared                                   $     0.03           $     0.03     $     0.06         $     0.06
                                                          ==========           ==========     ==========         ==========

Weighted Average Shares Outstanding                       21,921,783           21,833,677     21,917,956         21,821,933
                                                          ==========           ==========     ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              ROUGE STEEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                   Unaudited





                                                          For the Quarter Ended            For the Six Months Ended
                                                              June 30, 1997                      June 30, 1997
                                                              -------------                      -------------
Common Stock
 Beginning and Ending Balance                                $      219                             $      219
                                                             ----------                             ----------

Capital in Excess of Par Value
 Beginning Balance                                              127,380                                127,096
 Common Stock Issued for Benefit Plans                              198                                    482
                                                             ----------                             ----------
 Ending Balance                                                 127,578                                127,578
                                                             ----------                             ----------



Retained Earnings
 Beginning Balance                                              300,977                                292,349
 Net Income                                                      10,622                                 19,906
 Cash Dividends Declared                                           (659)                                (1,315)
                                                             ----------                             ----------
 Ending Balance                                                 310,940                                310,940
                                                             ----------                             ----------


Additional Minimum Pension Liability
 Beginning and Ending Balance                                    (2,399)                                (2,399)
                                                             ----------                             ----------


Total Stockholders' Equity                                   $  436,338                             $  436,338
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

                              ROUGE STEEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   Unaudited

                                                                                             For the Six Months Ended
                                                                                                       June 30
                                                                                                       -------
                                                                                            1997                  1996
                                                                                            ----                  ----
Cash Flows From Operating Activities
------------------------------------
 Net Income                                                                              $  19,906             $   18,473
 Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
   Deferred Taxes                                                                            6,469                 4,076
   Depreciation and Amortization                                                             7,218                 6,068
   Amortization of Capitalized Debt Costs                                                       18                    18
   Equity in Loss of Unconsolidated Subsidiaries                                               707                     -
   Amortization of Excess of Net Assets Acquired Over Cost                                  (2,898)               (2,898)
   Minority Interest in Consolidated Subsidiary                                                  -                  (237)
   Common Stock Issued for Benefit Plans                                                       482                 1,483
 Changes in Assets and Liabilities:
   Accounts Receivable                                                                     (30,546)              (20,313)
   Inventories                                                                              41,909                22,062
   Prepaid Expenses                                                                          5,047                 3,308
   Accounts Payable and Accrued Liabilities                                                 16,842                24,762
   Other - Net                                                                                  (1)                  (87)
                                                                                         ---------             ---------
     Net Cash Provided by Operating Activities                                              65,153                56,715
                                                                                         ---------             ---------

Cash Flows From Investing Activities
------------------------------------
 Capital Expenditures                                                                      (27,468)              (50,562)
 Purchase of Marketable Securities                                                          (3,311)              (22,979)
 Sale of Marketable Securities                                                               1,004                42,941
 Investments in Unconsolidated Subsidiaries                                                (22,732)                  (13)
 Other - Net                                                                                  (369)                 (318)
                                                                                         ---------             ---------

   Net Cash Used for Investing Activities                                                  (52,876)              (30,931)
                                                                                         ---------             ---------

Cash Flows From Financing Activities
------------------------------------
 Cash Dividend Payments                                                                     (1,315)               (1,309)
                                                                                         ---------             ---------
   Net Increase in Cash and Cash Equivalents                                                10,962                24,475

 Cash and Cash Equivalents - Beginning of Period                                            24,914                57,036
                                                                                         ---------             ---------
 Cash and Cash Equivalents - End of Period                                               $  35,876             $  81,511
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

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on February 11, 1997.

Certain reclassifications have been made to conform with current period presentation.


NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                      June 30               December 31
                                                       1997                    1996
                                                       ----                    ----
                                                    Unaudited
Production
 Raw Materials                                     $  40,972                $ 85,306
 Semifinished and Finished Steel Products            179,434                 174,746
                                                   ---------                --------
    Total Production at FIFO                         220,406                 260,052
 LIFO Reserve                                        (15,502)                (14,390)
                                                   ---------                --------
    Total Production at LIFO                         204,904                 245,662
Nonproduction and Sundry                              21,650                  22,215
                                                   ---------                --------
    Total Inventories                              $ 226,554                $267,877
                                                   =========                ========


NOTE 3 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

On April 15, 1997, Rouge Steel invested $6.5 million to acquire an 11% interest in TWB Company, L.L.C., an existing joint venture formed by Worthington Steel of Michigan, Inc. and Thyssen, Inc. to produce laser welded blanks.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Waste Oxide Reclamation Facility. On May 14, 1997, the Company entered into an agreement to lease a $35,000,000 waste oxide reclamation facilty, to be constructed at the Rouge Steel site. Payments on the seven-year lease will commence upon completion of construction, estimated to be July 1, 1998.


Spartan Steel Commitment. The Company and Worthington Industries, Inc. are constructing a cold rolled hot dipped galvanizing line near Monroe, Michigan called Spartan Steel Coating,L.L.C., ("Spartan Steel"). The project is expected to cost approximately $95,000,000. Rouge Steel will be responsible for 48 percent of the total, or approximately $45,600,000. Through June 30, 1997, the Company had invested $14,184,000 in Spartan Steel. Construction of the facility is expected to be completed by mid-1998.

Shiloh of Michigan, L.L.C. Loan Guaranty. During February 1997, Shiloh of Michigan, L.L.C. (the "Shiloh Venture") amended its credit agreement and related guaranty. The amendment increased the amount available for borrowings from $23,000,000 to $28,000,000, of which Rouge Steel guarantees 20 percent. As of June 30, 1997, the Shiloh Venture had borrowings of $27,100,000 outstanding under its line of credit.

Other than the matters discussed above, there have been no significant changes to the prior year-end consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

        Total Sales. Total sales for Rouge Steel Company ("Rouge Steel" or the "Company") increased 1.8% in the second quarter of 1997 to $355.2 million from $349.0 million in the second quarter of 1996, an increase of $6.2 million. The increase in total sales was caused principally by an increase in steel product shipments. Shipments increased 4.8% in the second quarter of 1997 to 803,000 net tons from 766,000 net tons in the second quarter of 1996, an increase of 37,000 net tons. Rouge Steel's shipments were higher in the second quarter of 1997 because of significant demand for the Company's products. The increase in total sales resulting from higher shipments was partially offset by lower steel product selling prices in the second quarter of 1997 and a deterioration in market mix compared to the second quarter of 1996.

        Costs and Expenses. Total costs and expenses increased 2.4% in the second quarter of 1997 to $341.2 million from $333.3 million in the second quarter of 1996, an increase of $7.9 million. Costs of goods sold increased 2.4% in the second quarter of 1997 to $332.8 million from $324.9 million in the second quarter of 1996, an increase of $7.9 million. The increase in costs of goods sold was primarily due to higher shipments and reduced production in the cold mills resulting from the start-up problems associated with a facility modernization activity. These increases were offset partially by lower raw material and fuel prices. Costs of goods sold in the second quarter of 1997 was 93.7% of total sales, up from 93.1% of total sales in the second quarter of 1996, due to steel product selling price reductions, market mix deterioration and the increase in costs of goods sold discussed above.

        Operating Income. Primarily as a result of lower steel product selling prices and market mix deterioration, operating income decreased 10.7% in the second quarter of 1997 to $14.0 million from $15.6 million in the second quarter of 1996, a decrease of $1.6 million. Operating income represented 3.9% of total sales in the second quarter of 1997 compared to 4.5% of total sales in the second quarter of 1996.

        Interest Income. Interest income decreased 60.6% in the second quarter of 1997 from $1.4 million to $569,000 in the second quarter of 1996, a decrease of $900,000. The decrease in interest income was the result of a lower cash and marketable securities balance in the second quarter of 1997. The average cash and marketable securities balance in the second quarter of 1997 was $35.8 million compared to $91.8 million in the second quarter of 1996.

        Income Tax Provision. The lower income tax provision in the second quarter of 1997 was a function of lower taxable income.

        Net Income. Net income decreased 10.0% in the second quarter of 1997 to $10.6 million from $11.8 million in the second quarter of 1996, a decrease of $1.2 million. The decrease in net income is attributable to lower steel product selling prices, market mix deterioration, less interest income and reduced production in the cold mills.

COMPARISON OF THE SIX - MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

        Total Sales. Total sales increased 3.0% in the first half of 1997 to $689.4 million from $669.2 million in the first half of 1996, an increase of $20.2 million. The increase in total sales was caused principally by higher steel product shipments. Steel product shipments increased 5.4% in the first half of 1997 to 1,547,000 net tons from 1,468,000 net tons in the first half of 1996, an increase of 79,000 net tons. Rouge Steel's shipments were higher in the first half of 1997 because of significant demand for the Company's products. The increase in total sales resulting from higher shipments was partially offset by lower steel product selling prices in the first half of 1997.

        Costs and Expenses. Total costs and expenses increased 2.5% in the first half of 1997 to $662.5 million from $646.5 million in the first half of 1996, an increase of $16.0 million. Costs of goods sold increased 2.5% in the first half of 1997 to $646.4 million from $630.9 million in the first half of 1996, an increase of $15.5 million. The increase in costs of goods sold was primarily due to higher shipments offset partially by the reduction of "C" blast furnace operating problems compared to the first half of 1996. Costs of goods sold in the first half of 1997 was 93.8% of total sales, compared to
94.3% of total sales in the first half of 1996.   Depreciation and amortization
increased 19.0% in the first half of 1997 to $7.2 million from $6.1 million in the first half of 1996, an increase of $1.1 million. The increase in depreciation and amortization is a function of the continuing high capital expenditures.

        Operating Income. Primarily as a result of better operating productivity at the blast furnaces, operating income increased 18.6% in the first half of 1997 to $26.9 million from $22.6 million in the first half of 1996, an increase of $4.3 million. Operating income represented 3.9% of total sales in the first half of 1997 compared to 3.4% of total sales in the first half of 1996.

        Interest Income. Interest income decreased 67.6% in the first half of 1997 to $939,000 from $2.9 million in the first half of 1996, a decrease of $2.0 million. The decrease in interest income was the result of a lower cash
balance in the first half of 1997.   Average cash and marketable securities in
the first half of 1997 was $31.9 million compared to $93.8 million in the first half of 1996.

        Net Income. Net income increased 7.8% in the first half of 1997 to $19.9 million from $18.5 million in the first half of 1996, an increase of $1.4 million. The increase in net income is primarily attributable to improved operating productivity at the blast furnaces partially offset by lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and marketable securities on June 30, 1997 totalled $40.2 million compared to $27.0 million on December 31, 1996, an increase of $13.2 million. This increase was primarily due to cash provided by operating activities partially offset by capital expenditures and investments in unconsolidated subsidiaries.

        Cash Flows From Operating Activities. Net cash provided by operating activities increased 14.9% in the first half of 1997 to $65.2 million from $56.7 million in the first half of 1996, an increase of $8.5 million. This increase is principally due to a large reduction in raw material inventories, principally pellets and scrap, and an increase in accounts payable.

        Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased in the first half of 1997 to $50.2 million from $50.6 million in the first half of 1996, a decrease of $400,000. The expenditures made in the first half of 1997 were primarily for
(i) construction of a raw material handling system and (ii) investment in Spartan Steel Coating, L.L.C. ("Spartan Steel"), Rouge Steel's 48% owned cold rolled hot dip galvanizing joint venture with Worthington Industries, Inc. During the remainder of 1997, it is anticipated that an additional $65 million will be accrued for capital items, the most significant of which are the reline of the Company's smaller "B" blast furnace, the continued construction of a raw material handling system and additional investments in Spartan Steel. The remaining capital expenditures are generally directed at improving plant efficiency and product quality.

        During the second quarter, Rouge Steel entered into an operating lease agreement for the financing of the construction of a facility to reclaim waste oxides. The value of the asset to be leased is approximately $35 million. Payments on the lease will commence upon completion of construction, which is estimated to be mid-1998.

        Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on November 29, 2001. The Company had no borrowings under the facility as of June 30, 1997. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

OUTLOOK

        Rouge Steel expects a strong order book for the third and fourth quarters of 1997. On September 2, 1997, the Company plans to begin a full reline of its smaller blast furnace. The outage related to the reline will last approximately 72 days and is expected to have a negative impact on operating results in the third and fourth quarters.

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. Stockholders of the Company are cautioned not to place undue reliance on such forward-looking statements contained herein.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        From time to time, Rouge Steel is a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        Rouge Steel's Annual Meeting of Stockholders was held on May 8, 1997. In connection with the meeting, proxies were solicited. Following are the voting results on proposals considered and voted upon.

        1) Both nominees for Class III Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.



                                           For        Withheld
                Clayton P. Shannon      32,099,996         920
                Carl L. Valdiserri      32,097,032      38,884

        2) Rouge Steel's Restated Certificate of Incorporation (the "Certificate") was amended to (i) change the required number of directors of the Company and (ii) delete certain super-majority voting provisions.


                                                              For         Against   Abstain
                Amendment of the Company's Certificate      31,456,747     25,712    119,343



        3) The appointment of Price Waterhouse LLP as the Company's independent public accountants for the calendar year ending December 31, 1997 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                                                For        Against    Abstain
                Ratification of the appointment of
                Price Waterhouse LLP as Rouge Steel's
                independent public accountants for the
                calendar year ending December 31, 1997       32,095,833     15,770    24,313

Item 5. Other Events

        On May 8, 1997, Rouge Steel's board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on July 25, 1997 to stockholders of record on July 11, 1997. The total amount of dividends to be paid is approximately $658,000.

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


Date:  July 24, 1997                        ROUGE STEEL COMPANY

                                            By:     /s/ Carl L. Valdiserri
                                                    -----------------------
                                            Name:   Carl L. Valdiserri
                                            Title:  Chairman of the Board and
                                                    Chief Executive Officer





Date:  July 24, 1997                        By:     /s/  Gary P. Latendresse
                                                    ------------------------
                                            Name:   Gary P. Latendresse
                                            Title:  Vice President and Chief
                                                    Financial Officer

                                 EXHIBIT INDEX


        Exhibit Number                  Description of Exhibit

             15                         Price Waterhouse LLP Awareness Letter

             27                         Financial Data Schedule