Form 10-Q
period 1997-09-30
ROUGE INDUSTRIES INC
filed 1997-10-23
CIK 918577

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


(Mark One)
             [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1997

                                       OR

             [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission File Number 1-12852


                             ROUGE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        38-3340770
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

                  3001 MILLER ROAD,  DEARBORN, MI  48121-1699
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
Yes  X   No
    ---     ---

The number of shares of common stock issued and outstanding as of October 20, 1997 was 21,967,827 which includes 14,405,427 shares of Class A Common Stock and 7,692,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                         QUARTERLY REPORT ON  FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                        --------------------------------



                                     INDEX



PAGE
----

PART I - FINANCIAL INFORMATION
------------------------------

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



PART II - OTHER INFORMATION
---------------------------

 Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

 Item 5.      Other Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

 Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                       REPORT OF INDEPENDENT ACCOUNTANTS



October 17, 1997


To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 10 of this report on Form 10-Q as of September 30, 1997, and for the three-month and nine-month periods ended September 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996, for it to be in conformity with generally accepted accounting principles.

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




/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

            FINANCIAL INFORMATION
            ---------------------

Item 1.     Consolidated Financial Statements





                             ROUGE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (amounts in thousands)



                                                                                  September 30     December 31
                                                                                      1997            1996
Assets                                                                                ----            ----
                                                                                   Unaudited
Current Assets
--------------
 Cash and Cash Equivalents                                                        $   18,374       $   24,914
 Marketable Securities                                                                     -            2,039
 Accounts Receivable
    Trade and Other (Net of Allowances
       of $6,325 and $7,294)                                                         118,144          102,593
    Affiliates                                                                        10,496            9,995
 Inventories                                                                         266,917          267,877
 Other Current Assets                                                                  9,467            7,483
                                                                                  ----------       ----------
    Total Current Assets                                                             423,398          414,901
                                                                                  ----------       ----------


Property, Plant, and Equipment
------------------------------
 Buildings and Improvements                                                           17,498           16,942
 Machinery and Equipment                                                             227,030          186,851
 Construction in Progress                                                             45,681           32,545
                                                                                  ----------       ----------
    Subtotal                                                                         290,209          236,338
 Less:  Accumulated Depreciation                                                     (36,750)         (27,176)
                                                                                  ----------       ----------
    Net Property, Plant, and Equipment                                               253,459          209,162
                                                                                  ----------       ----------

Investment in Unconsolidated Subsidiaries                                             42,186           15,590
-----------------------------------------                                         ----------       ----------

Deferred Charges and Other                                                            27,188           42,300
--------------------------                                                        ----------       ----------

    Total Assets                                                                  $  746,231       $  681,953
                                                                                  ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                  (amounts in thousands except share amounts)




Liabilities and Stockholders' Equity
                                                                                   September 30     December 31
                                                                                       1997             1996
                                                                                       ----             ----
                                                                                     Unaudited
Current Liabilities
-------------------
 Accounts Payable
    Trade                                                                          $  191,159       $ 154,338
    Affiliates                                                                         12,392           8,188
 Accrued Vacation Pay                                                                  12,179          11,243
 Taxes Other than Income                                                                7,039           4,580
 Other Accrued Liabilities                                                             12,503          19,921
                                                                                   ----------       ---------
    Total Current Liabilities                                                         235,272         198,270
                                                                                   ----------       ---------

Other Liabilities                                                                      55,072          49,342
-----------------                                                                  ----------       ---------

Excess of Net Assets Acquired Over Cost                                                12,729          17,076
---------------------------------------                                            ----------       ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity
--------------------
 Common Stock
 Class A, 80,000,000 shares authorized with 14,397,279 and
   14,341,136 issued and outstanding as of September 30, 1997 and
   December 31, 1996, respectively                                                        144             143
 Class B, 8,690,400 shares authorized with 7,562,000 issued and
   outstanding                                                                             76              76
 Capital in Excess of Par Value                                                       128,077         127,096
 Retained Earnings                                                                    317,260         292,349
 Additional Minimum Pension Liability                                                  (2,399)         (2,399)
                                                                                  -----------       ---------
    Total Stockholders' Equity                                                        443,158         417,265
                                                                                  -----------       ---------
    Total Liabilities and Stockholders' Equity                                    $   746,231       $ 681,953
                                                                                  ===========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
           (amounts in thousands except share and per share amounts)
                                   Unaudited


                                                                  For the Quarter Ended         For the Nine Months Ended
                                                                      September 30                    September 30
                                                                      ------------                    ------------
                                                                  1997            1996            1997             1996
                                                                  ----            ----           ----              ----
Sales
-----

  Unaffiliated Customers                                          $   276,174     $   271,492    $   870,971       $   846,731
  Affiliates                                                           44,533          48,661        139,113           142,574
                                                                  -----------     -----------    -----------       -----------
     Total Sales                                                      320,707         320,153      1,010,084           989,305
                                                                  -----------     -----------    -----------       -----------

Costs and Expenses
------------------

  Costs of Goods Sold                                                 303,964         294,594        950,377           925,503
  Depreciation and Amortization                                         3,808           3,543         11,026             9,611
  Selling and Administrative Expenses                                   5,523           6,584         17,305            19,017
  Amortization of Excess of Net Assets Acquired
   Over Cost                                                           (1,449)         (1,449)        (4,347)           (4,347)
                                                                  -----------     -----------    -----------       -----------
     Total Costs and Expenses                                         311,846         303,272        974,361           949,784
                                                                  -----------     -----------    -----------       -----------

Operating Income                                                        8,861          16,881         35,723            39,521

Interest Income                                                           315           1,516          1,254             4,413
Interest Expense                                                         (107)            (83)          (282)             (248)
Other - Net                                                              (301)            112            404               585
                                                                  -----------     -----------    -----------       -----------

Income Before Income Taxes, Minority Interest
  and Equity in Loss of Unconsolidated Subsidiaries                     8,768          18,426         37,099            44,271
Income Tax Provision                                                   (1,387)         (4,610)        (9,105)          (12,219)
                                                                  -----------     -----------    -----------       -----------


Income Before Minority Interest and Equity in Loss
  of Unconsolidated Subsidiaries                                        7,381          13,816         27,994            32,052
Minority Interest in Net Income of Consolidated
  Subsidiary                                                                -            (429)             -              (192)
Equity in Loss of Unconsolidated Subsidiaries                            (402)              -         (1,109)                -
                                                                  -----------     -----------    -----------       -----------
     Net Income                                                   $     6,979     $    13,387    $    26,885       $    31,860
                                                                  ===========     ===========    ===========       ===========



Per Share Amounts
-----------------

Net Income                                                        $      0.32     $      0.61    $      1.23       $      1.46
                                                                  ===========     ===========    ===========       ===========

Cash Dividends Declared                                           $      0.03     $      0.03    $      0.09       $      0.09
                                                                  ===========     ===========    ===========       ===========

Weighted Average Shares Outstanding                                21,941,641      21,851,450     21,925,938        21,831,844
                                                                  ===========     ===========    ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                   Unaudited





                                                          For the Quarter Ended            For the Nine Months Ended
                                                            September 30, 1997                September 30, 1997
                                                          ---------------------            -------------------------
Common Stock
  Beginning Balance                                       $                 219            $                     219
  Common Stock issued for Benefit Plans                                       1                                    1
                                                          ---------------------            -------------------------
  Ending Balance                                                            220                                  220
                                                          ---------------------            -------------------------



Capital in Excess of Par Value
  Beginning Balance                                                     127,578                              127,096
  Common Stock Issued for Benefit Plans                                     499                                  981
                                                          ---------------------            -------------------------
  Ending Balance                                                        128,077                              128,077
                                                          ---------------------            -------------------------



Retained Earnings
  Beginning Balance                                                     310,940                              292,349
  Net Income                                                              6,979                               26,885
  Cash Dividends Declared                                                  (659)                              (1,974)
                                                          ---------------------            -------------------------
  Ending Balance                                                        317,260                              317,260
                                                          ---------------------            -------------------------


Additional Minimum Pension Liability
  Beginning and Ending Balance                                           (2,399)                              (2,399)
                                                          ---------------------            -------------------------


Total Stockholders' Equity                                $             443,158            $                 443,158
                                                          =====================            =========================




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  Unaudited

                                                                                                   For the Nine Months Ended
                                                                                                          September 30
                                                                                                          ------------
                                                                                                   1997                1996
                                                                                                   ----                ----
Cash Flows From Operating Activities
------------------------------------
  Net Income                                                                                       $   26,885          $   31,860
  Adjustments to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
    Proceeds from Property Tax Settlement                                                                 710                   -
    Deferred Taxes                                                                                     14,316               5,673
    Depreciation and Amortization                                                                      11,026               9,611
    Amortization of Capitalized Debt Costs                                                                 27                  27
    Equity in Loss of Unconsolidated Subsidiaries                                                       1,109                   -
    Amortization of Excess of Net Assets Acquired Over Cost                                            (4,347)             (4,347)
    Minority Interest in Consolidated Subsidiary                                                            -                 192
    Common Stock Issued for Benefit Plans                                                                 982               1,825
  Changes in Assets and Liabilities:
    Accounts Receivable                                                                               (16,762)            (10,908)
    Inventories                                                                                           735             (12,962)
    Prepaid Expenses                                                                                   (1,572)             (3,071)
    Accounts Payable and Accrued Liabilities                                                           38,294              52,331
    Other - Net                                                                                             1                (159)
                                                                                                   ----------          ----------
       Net Cash Provided by Operating Activities                                                       71,404              70,072
                                                                                                   ----------          ----------

Cash Flows From Investing Activities
------------------------------------

  Capital Expenditures                                                                                (48,923)            (63,219)
  Purchase of Marketable Securities                                                                    (3,311)            (30,276)
  Sale of Marketable Securities                                                                         5,350              57,952
  Investment in Unconsolidated Subsidiaries                                                           (28,030)               (671)
  Other - Net                                                                                          (1,057)               (146)
                                                                                                   ----------          ----------
    Net Cash Used for Investing Activities                                                            (75,971)            (36,360)
                                                                                                   ----------          ----------

Cash Flows From Financing Activities
------------------------------------
  Drawdowns on Revolving Line                                                                          16,500                   -
  Principal Payments on Revolving Line                                                                (16,500)                  -
  Cash Dividend Payments                                                                               (1,973)             (1,964)
                                                                                                   ----------          ----------
    Net Cash Used for Financing Activities                                                             (1,973)             (1,964)
                                                                                                   ----------          ----------

    Net (Decrease) Increase in Cash and Cash Equivalents                                               (6,540)             31,748

  Cash and Cash Equivalents - Beginning of Period                                                      24,914              57,036
                                                                                                   ----------          ----------

  Cash and Cash Equivalents - End of Period                                                        $   18,374          $   88,784
                                                                                                   ==========          ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Rouge Steel Company ("Rouge Steel") and its subsidiaries were reorganized into a holding company structure effective July 30, 1997. Pursuant to the reorganization, Rouge Steel became a wholly-owned subsidiary of Rouge Industries, Inc. ("Rouge Industries"). Rouge Industries, the new holding company, is the issuer of all shares of Class A and B Common Stock outstanding. The transaction was accounted for as a reorganization of entities under common control. On the reorganization date, Rouge Industries and its subsidiaries had the same consolidated net worth as Rouge Steel and its subsidiaries prior to the reorganization.

Rouge Steel is the principal operating subsidiary of Rouge Industries. Rouge Steel is engaged in the production and sale of flat rolled steel products principally to domestic automotive manufacturers and their suppliers. Other wholly-owned subsidiaries of Rouge Industries are QS Steel Inc. ("QS Steel") and Eveleth Taconite Company. QS Steel, a Michigan corporation, holds minority ownership interests in four Michigan-based joint ventures: Shiloh of Michigan, L.L.C., Spartan Steel Coating, L.L.C., TWB Company, L.L.C. and Delaco Processing, L.L.C. Eveleth Taconite Company holds a 45 percent interest in Eveleth Mines LLC, a Minnesota based iron ore mining and pellet producing operation. For purposes of the Notes to Consolidated Financial Statements, "Rouge Industries" or "the Company" refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

The interim consolidated financial statements are unaudited; however, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim periods presented. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1997.

These consolidated financial statements should be read together with the audited financial statements presented in Rouge Steel Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on February 10, 1997.

Certain reclassifications have been made to conform with current period presentation.


NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                                                  September 30             December 31
                                                                                      1997                    1996
                                                                                      ----                    ----
                                                                                   Unaudited
Production
   Raw Materials                                                                  $   55,027               $    85,306
   Semifinished and Finished Steel Products                                          208,692                   174,746
                                                                                  ----------               -----------
   Total Production at FIFO                                                          263,719                   260,052
   LIFO Reserve                                                                      (17,402)                  (14,390)
                                                                                  ----------               -----------
   Total Production at LIFO                                                          246,317                   245,662
Nonproduction and Sundry                                                              20,600                    22,215
                                                                                  ----------               -----------
   Total Inventories                                                              $  266,917               $   267,877
                                                                                  ==========               ===========


NOTE 3 - JOINT VENTURE OPERATING AGREEMENT SIGNED

As of September 3, 1997, QS Steel entered into an agreement with Delaco Supreme Tool & Gear Co. to form Delaco Processing, L.L.C. QS Steel owns 49 percent of the joint venture. Delaco Processing, L.L.C. will process steel coils and warehouse secondary and surplus steel material. The new facility is expected to be operational by the third quarter of 1998.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Spartan Steel Commitment. QS Steel and Worthington Industries, Inc. are constructing a cold rolled hot dipped galvanizing line near Monroe, Michigan, called Spartan Steel Coating, L.L.C. ("Spartan Steel"). The project is expected to cost approximately $95,000,000. Rouge Industries will be responsible for 48 percent of the total cost, or approximately $45,600,000. Through September 30, 1997, the Company had invested $19,426,000 in Spartan Steel. Construction of the facility is expected to be completed by mid-1998.

Shiloh of Michigan, L.L.C. Loan Guaranty.  Shiloh of Michigan, L.L.C.
has a $28,000,000 credit facility, of which 20 percent is guaranteed by Rouge Industries. As of September 30, 1997, borrowing under that facility totaled $27,600,000.

Other than the matters discussed above, there have been no significant changes to the prior year-end consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

    Total Sales.     Total sales for Rouge Industries, Inc. ("Rouge Industries"
or the "Company") increased slightly in the third quarter of 1997 to $320.7 million from $320.2 million in the third quarter of 1996, an increase of $500,000. The increase in total sales resulted principally from higher shipments offset partially by lower steel product selling prices. Steel product shipments increased 2.4% in the third quarter of 1997 to 726,000 net tons from 709,000 net tons in the third quarter of 1996, an increase of 17,000 net tons.

    Costs and Expenses.        Total costs and expenses increased 2.8% in the
third quarter of 1997 to $311.8 million from $303.3 million in the third quarter of 1996, an increase of $8.5 million. Costs of goods sold increased 3.2% in the third quarter of 1997 to $304.0 million from $294.6 million in the third quarter of 1996, an increase of $9.4 million. The increase in costs of goods sold was caused primarily by the higher steel product shipments discussed above and increased purchased slab costs in the third quarter of 1997 partially offset by improved productivity throughout the operation. Costs of goods sold in the third quarter of 1997 was 94.8% of total sales compared to 92.0% of total sales in the third quarter of 1996. Depreciation and amortization increased 7.5% in the third quarter of 1997 to $3.8 million from $3.5 million in the third quarter of 1996, an increase of $300,000. The higher depreciation and amortization expense reflects the completion of major capital projects. Selling and administrative expenses decreased 16.1% in the third quarter of 1997 to $5.5 million from $6.6 million in the third quarter of 1996, a decrease of $1.1 million. The decrease in selling and administrative expenses is attributable primarily to three items: (1) nonrecurring legal and other fees recorded in the third quarter of 1996 associated with the offering by Worthington Industries, Inc. of debt exchangeable for shares of Rouge Industries' common stock, (2) a reduction in Michigan single business tax and
(3) a reduction in profit sharing paid to administrative employees. The decreased Michigan single business tax and profit sharing are both the result of the Company's reduced profitability in the third quarter of 1997.

    Operating Income.        Primarily as a result of the changes costs and
expenses described above, operating income decreased 47.5% in the third quarter of 1997 to $8.9 million from $16.9 million in the third quarter of 1996, a decrease of $8.0 million. Operating income represented 2.8% of total sales in the third quarter of 1997 compared to 5.3% of total sales in the third quarter of 1996, primarily as a result of lower steel product selling prices and higher purchased slab costs in the third quarter of 1997.

    Interest Income.    Interest income decreased 79.2% in the third quarter of
1997 to $315,000 from $1.5 million in the third quarter of 1996, a decrease of $1.2 million. The decrease in interest income was the result of a lower cash and marketable securities balance in the third quarter of 1997. The average cash and marketable securities balance in the third quarter of 1997 was $16.5 million compared to $99.9 million in the third quarter of 1996.

    Income Tax Provision.           The lower income tax provision in the third
quarter of 1997 was a function of lower taxable income.

    Minority Interest in Consolidated Subsidiary.     There was no minority
interest in consolidated subsidiary recorded in the third quarter of 1997 compared to $429,000 in the third quarter of 1996. The elimination of minority interest was the result of the restructuring of Rouge Industries' pellet-producing subsidiary into a limited liability company in which the Company has minority ownership.

    Equity in Loss of Unconsolidated Subsidiaries.     Equity in loss of
unconsolidated subsidiaries was $402,000 in the third quarter of 1997. This amount in 1997 is comprised of Rouge Industries' share of startup costs incurred by new joint ventures and costs associated with major equipment repairs at Eveleth Mines LLC ("EVTAC Mining") the Company's 45% owned pellet-producing joint venture. No such costs were incurred in the third quarter of 1997.

    Net Income.      As a result of the factors discussed above, net income
decreased 47.9% in the third quarter of 1997 to $7.0 million from $13.4 million in the third quarter of 1996, a decrease of $6.4 million.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

    Total Sales.     Total sales increased 2.1% in the first nine months of
1997 to $1.0 billion from $989.3 million in the first nine months of 1996, an increase of $20.8 million. The increase in total sales in the first nine months of 1997 was caused principally by higher steel product shipments. Steel product shipments increased 4.4% in the first nine months of 1997 to 2,273,000 net tons from 2,177,000 net tons in the first nine months of 1996, an increase of 96,000 net tons. This increase in steel product shipments is partially offset by lower steel product selling prices in the first nine months of 1997.

    Costs and Expenses.         Total costs and expenses increased 2.6% in the
first nine months of 1997 to $974.4 million from $949.8 million in the first nine months of 1996, an increase of $24.6 million. Costs of goods sold increased 2.7% in the first nine months of 1997 to $950.4 million from $925.5 million in the first nine months of 1996, an increase of $24.9 million. The increase in costs of goods sold was primarily due to higher steel product shipments and increased purchased slab prices in the first nine months of 1997
offset partially by improved operating productivity in 1997.   Costs of goods
sold in the first nine months of 1997 was 94.1% of total sales, up from 93.6%
of total sales in the first nine months of 1996.   Depreciation and
amortization increased 14.7% in the first nine months of 1997 to $11.0 million from $9.6 million in the first nine months of 1996, an increase of $1.4 million. The higher depreciation and amortization expense reflects the completion of major capital projects. Selling and administrative expenses decreased 9.0% in the first nine months of 1997 to $17.3 million from $19.0
million in the first nine months of 1996, a decrease of $1.7 million.    The
decrease in selling and administrative expenses was largely caused by lower Michigan single business tax in the first nine months of 1997.

    Operating Income.         As a result of the changes in total sales and
costs and expenses described above, operating income decreased 9.6% in the first nine months of 1997 to $35.7 million from $39.5 million in the first nine months of 1996, a decrease of $3.8 million. Operating income represented 3.5% of total sales in the first nine months of 1997 compared to 4.0% of total sales in the first nine months of 1996.

    Interest Income.      Interest income decreased 71.6% in the first nine
months of 1997 to $1.3 million from $4.4 million in the first nine months of 1996, a decrease of $3.1 million. The decrease in interest income was the result of a lower cash and marketable securities balance in the first nine months of 1997. The average cash and marketable securities balance in the first nine months of 1997 was $26.7 million compared to $93.2 million in the first nine months of 1996.

    Income Tax Provision.           The lower income tax provision in the first
nine months of 1996 was a function of lower taxable income.

    Minority Interest in Consolidated Subsidiary.     There was no minority
interest in consolidated subsidiary recorded in the first nine months of 1997 compared to $192,000 in the first nine months of 1996. The elimination of minority interest was the result of the restructuring of Rouge Industries' pellet-producing subsidiary into a limited liability company in which the Company has minority ownership.

    Equity in Loss of Unconsolidated Subsidiaries. Equity in loss of unconsolidated subsidiaries was $1.1 million in the first nine months of 1997. This amount in 1997 is comprised of Rouge Industries' share of startup costs incurred by new joint ventures and costs associated with major equipment repairs at EVTAC Mining. No such costs were incurred in the first nine months of 1997.

    Net Income.      As a result of the factors discussed above, net income
decreased 15.6% in the first nine months of 1997 to $26.9 million from $31.9 million in the first nine months of 1996, a decrease of $5.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities on September 30, 1997 totalled $18.4 million compared to $27.0 million on December 31, 1996, a decrease of $8.6 million. Cash provided by operating activities was partially offset by capital spending during the first nine months of 1997.

    Cash Flows from Operating Activities. Net cash provided by operating activities increased 1.9% in the third quarter of 1997 to $71.4 million from $70.1 million in the first nine months of 1996, an increase of $1.3 million.

    Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 20.4% in the first nine months of 1997 to $76.9 million from $63.9 million in the first nine months of 1996, an increase of $13.0 million. The most significant of the expenditures made in the first nine months of 1997 were for an automated raw material handling system, the reline of the Company's smaller blast furnace and investments in Spartan Steel Coating, L.L.C. ("Spartan Steel"), Rouge Industries' 48%-owned hot dipped galvanizing joint venture with Worthington
Industries, Inc.    Other expenditures were made to modernize and expand the
Company's facilities. During the remainder of the year, it is anticipated that an additional $50 million will be spent on capital items or investments in unconsolidated subsidiaries primarily to complete the raw material handling system and the blast furnace reline and to continue the construction of Spartan Steel. The Company's capital expenditures are generally directed at improving plant efficiency and product quality in order to improve Rouge Industries' competitive position in the marketplace.

    Credit Facility.     Rouge Steel Company ("Rouge Steel"), a wholly-owned
subsidiary of Rouge Industries, has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on November 29, 2001. Rouge Steel had no borrowings under the Credit Agreement as of September 30, 1997. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

OUTLOOK

    Blast Furnace Reline.      On September 6, 1997, Rouge Steel began a full
reline of its smaller blast furnace. The planned outage is expected to last approximately 68 days and is expected to have a negative impact on the Company's results of operations in the fourth quarter.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 5.      Other Events

    On September 11, 1997, Rouge Industries' board of directors declared a cash dividend of $0.03 per share on the Company's common stock. The dividend will be payable on October 24, 1997 to stockholders of record on October 10, 1997. The total amount of dividends to be paid is $658,907.

    Rouge Steel has received nine air pollution notices of violation from Wayne County Air Quality Management Division (the "County") since March 1997. Rouge Steel is presently negotiating a consent order to settle the violations with the County. An accrual was made in the third quarter for penalties which are
expected to be imposed in connection with the consent order.   The consent
order is expected to be completed in the fourth quarter of 1997.

    Rouge Steel and its subsidiaries were reorganized into a holding company form of organizational structure effective July 30, 1997 (the "Reorganization"). The holding company structure is intended to provide greater flexibility in the management and financing of existing and future business operations and to facilitate entry into new businesses and the formation of joint ventures and other strategic alliances. Additionally, the reorganization is expected to permit (i) the integrated steel-producing business to be maintained separately from businesses that the holding company may acquire or initiate and (ii) business units with distinct and valuable corporate cultures to be managed without dilution of their unique characteristics.

    Pursuant to the Reorganization, Rouge Steel became a wholly-owned subsidiary of Rouge Industries, which also holds all the outstanding stock of QS Steel Inc., and Eveleth Taconite Company. QS Steel Inc., a Michigan corporation, holds minority equity positions in four Michigan-based joint venture companies: Shiloh of Michigan, L.L.C., Spartan Steel, TWB Company, L.L.C. and Delaco Processing, L.L.C. Eveleth Taconite Company holds a 45% interest in EVTAC Mining, a Minnesota-based iron ore mining and pellet producing operation.


Item 6.      Exhibits and Reports on Form 8-K

    (a)      The following exhibits are included in this report.

             Exhibit Number               Description of Exhibit
             --------------               ----------------------
                  15                      Price Waterhouse LLP Awareness Letter

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 23, 1997                   ROUGE  INDUSTRIES, INC.

                                          By:          /s/ Carl L. Valdiserri
                                                       ----------------------
                                          Name:        Carl L. Valdiserri
                                          Title:       Chairman of the Board and
                                                       Chief Executive Officer



Date:  October 23, 1997                   By:          /s/ Gary P. Latendresse
                                                       -----------------------
                                          Name:        Gary P. Latendresse
                                          Title:       Vice President and
                                                       Chief Financial Officer

                                 EXHIBIT INDEX



      Exhibit Number                   Description of Exhibit
      --------------                   ----------------------

               15                      Price Waterhouse LLP Awareness Letter

               27                      Financial Data Schedule