Form 10-K
period 1997-12-31
ROUGE INDUSTRIES INC
filed 1998-03-06
CIK 918577

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    ----------------
                         Commission File Number 1-12852

                             ROUGE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       38-3340770
         --------                                       ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

3001 MILLER ROAD, P.O. BOX 1699, DEARBORN, MICHIGAN        48121-1699
---------------------------------------------------        ----------
(Address of principal executive offices)                    (Zip Code)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------

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
                                YES      X                   NO
                                        ---                       ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Based upon the closing price of the Class A Common Stock on February 27, 1998, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant's Class A Common Stock held by nonaffiliates of registrant as of such date was $201,820,902.

      The number of shares of common stock issued and outstanding as of February 27, 1998 was 22,000,536. This amount includes 14,438,136 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1998 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                             ROUGE INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I                                                                                                 PAGE

Item 1.    Business..................................................................................   3

Item 2.    Properties................................................................................   13

Item 3.    Legal Proceedings.........................................................................   13

Item 4.    Submission of Matters to a Vote of Security Holders.......................................   13

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters......................   16

Item 6.    Selected Financial Data...................................................................   18

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................   20

Item 8.    Financial Statements and Supplementary Data...............................................   28

Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure..................................................................   50

PART III

Item 10.   Directors and Executive Officers of the Registrant........................................   51

Item 11.   Executive Compensation....................................................................   51

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................   51

Item 13.   Certain Relationships and Related Transactions............................................   51


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   52


                                    PART I

Item 1.  Business.

GENERAL

       Rouge Steel Company ("Rouge Steel") and its subsidiaries were reorganized into a holding company structure effective July 30, 1997. Pursuant to the reorganization, Rouge Steel became a wholly-owned subsidiary of the new holding company, Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, "Rouge Industries" or the "Company"). Rouge Industries, which was incorporated in 1996, is the issuer of all shares of Class A Common Stock and Class B Common Stock outstanding. On the reorganization date, Rouge Industries and its subsidiaries had the same consolidated net worth as Rouge Steel and its subsidiaries prior to the reorganization.

       Rouge Steel, the primary operating subsidiary of Rouge Industries, is an integrated producer of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and electrogalvanized steel. The Company's products generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry which have exacting quality, delivery and service requirements. The Company's ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

       Other wholly-owned subsidiaries of Rouge Industries are QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC ("EVTAC"), a Minnesota-based iron ore mining and pellet producing operation.

PRODUCTS

       Rouge Steel currently produces primarily three finished sheet steel products: (i) hot rolled, which is sold to automotive, converter and service center customers and other end users; (ii) cold rolled, which is hot rolled steel that is subsequently cold reduced in thickness, annealed and typically tempered to enhance ductility and surface characteristics and is sold to automotive, converter and service center customers and other end users; and
(iii) electrogalvanized, which is cold rolled steel that is coated on one or both sides with either pure zinc or a zinc/iron combination to make the steel more corrosion resistant and is sold almost exclusively to automotive customers.

       The following table sets forth the percentage of Rouge Industries' steel product revenues from hot rolled, cold rolled and galvanized steel for the years from 1995 through 1997.


                                                                  Year Ended December 31
                                                                  ----------------------
                                                         1997               1996               1995
                                                         ----               ----               ----
Hot Rolled                                                49.4%              47.4%             49.8%
Cold Rolled                                               29.8               30.6              28.4
Hot Dip Galvanized                                         0.6                  -                 -
Electrogalvanized                                         20.2               22.0              21.8
                                                        ------             ------            ------
       Total                                             100.0%             100.0%            100.0%
                                                        ======             ======            ======


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

       One of the Company's primary objectives is to increase its production and sales of value-added higher margin products. In order to increase the Company's capability to produce more sophisticated products as well as retain and add customers, the Company has entered into five Michigan-based strategic joint ventures:

       (i) Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), a joint venture with Shiloh Industries, Inc. ("Shiloh") which produces engineered steel blanks that the Company sells to its automotive customers;

       (ii) Spartan Steel Coating, L.L.C. ("Spartan Steel"), a joint venture with Worthington Industries, Inc. (together with its subsidiaries, "Worthington") which is in the process of constructing a cold rolled hot dipped galvanizing line that will provide the Company with additional coated steel products, primarily for automotive applications;

       (iii) TWB Company, L.L.C. ("TWB"), a joint venture with Worthington, Thyssen Inc., Bethlehem Blank Welding, Inc. and LTV Steel Company, Inc. which produces laser welded blanks sold primarily for automotive applications;

       (iv) Delaco Processing, L.L.C. ("Delaco Steel Processing"), a joint venture with Delaco Supreme Tool and Gear Company which is expected to slit and warehouse steel coils to be sold to automotive and other end user customers; and

       (v) Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture with Shiloh and Bing Management II, L.L.C. which is expected to produce first operation blanks and rollformed parts primarily for the automotive industry.

       It is expected that Spartan Steel will begin production in the second quarter of 1998, Delaco Steel Processing will begin operating in the third quarter of 1998 and Bing Blanking will begin production in the first quarter of 1998. The Company expects to invest a total of approximately $51 million in Spartan Steel, $28.3 million of which had been invested as of December 31, 1997. Shiloh of Michigan has a $30 million credit facility, 20% of which is guaranteed by the Company. Delaco Steel Processing and Bing Blanking are expected to be financed with debt of approximately $4 million and $8 million, respectively, all or a portion of which the Company intends to guarantee. Rouge Industries' participation in these joint ventures responds to the demand by end users for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, participation in these joint ventures may provide opportunities for the Company to supply new customers.

MARKETS AND CUSTOMERS

       In light of the Company's goal to strengthen long-term customer relationships, improved customer service is a key component of the Company's strategy and significant resources have been devoted toward that end. The Company has approximately 200 steel customers, virtually all of which are located within 350 miles of Rouge Steel's integrated facility. The Company believes its proximity to its customers allows it to provide focused customer service and resources. The Company's primary goal in this respect is to maintain and improve its responsiveness to customer needs in a continually changing competitive environment.

       Ford Motor Company ("Ford") and Worthington, the Company's two largest customers, accounted for approximately 32% and 12%, respectively, of total sales in 1997 and 30% and 12%, respectively, of total sales in 1996. While the loss of Ford or Worthington as a customer, or a significant reduction of either company's business, would have a material adverse effect on the Company's business, the Company believes that its relationships with Ford and Worthington provide a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No other single customer has accounted for more than 10% of the Company's total sales over the past five years. The Company's ten largest customers in the aggregate accounted for approximately 77% of total sales in 1997 and approximately 70% of total sales in 1996. For 1997, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 5.0%.

       The Company's primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company's steel product revenues from various markets for the years ended December 31, 1995 through 1997.

                                                           Year Ended December 31
                                                 ----------------------------------
                                                      1997         1996        1995

        Automotive                                    62.0%        61.7%       60.7%
        Converters                                    19.0         18.6        18.4
        Service Centers                               15.8         16.3        16.8
        Other End Users                                3.2          3.4         3.1
        Exports                                          -            -         1.0
                                                 ---------    ---------     -------
           Total                                     100.0%       100.0%      100.0%
                                                 =========    =========     =======

       Automotive. The Company is a significant supplier of hot rolled, cold rolled and electrogalvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces.

The Company's steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The Company supplies sophisticated steel products to meet the demand for lighter, safer, and longer lasting vehicles such as bake hardenable steel and steel for hot forming, which is used for high strength and safety applications such as automotive door beams. In the past five years, the Company has made significant improvements in quality and customer service. The automotive market comprised 62.0% of the Company's steel product revenues in 1997 up from 60.7% in 1995.

       Sales to Ford, the Company's largest customer, accounted for approximately 32% of total sales in 1997, 30% of total sales in 1996 and 31% of total sales in 1995. In addition to its relationship with Ford, the Company has diversified its automotive customer base. Until the early 1990's, the Company sold only a small amount of steel to Chrysler Corporation ("Chrysler") and had no direct sales to General Motors Corporation ("GM"). Currently, Chrysler and GM are both among the Company's four largest customers. The Company believes that its ability to provide the sophisticated grades of steel required for automotive applications combined with its ability to provide competitive pricing, quality and delivery caused Chrysler and GM to begin purchasing significant quantities of hot rolled, cold rolled and electrogalvanized steel from the Company.

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

       Sales to Worthington, a major steel fabricator and processor and the Company's second largest customer and shareholder, were approximately 12% of total sales in each of 1997 and 1996, and 13% of total sales in 1995. Worthington owns approximately 27.3% of the Company's Common Stock which represents a voting interest of 19.9%.

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

       Order Status. The order load was 583,000 net tons at December 31, 1997, compared to 667,000 net tons at December 31, 1996. All orders related to the order load at December 31, 1997 are expected to be shipped during the first half of 1998. The order load represents orders received but not yet filled.

RAW MATERIALS AND ENERGY SOURCES

       The principal raw materials and energy sources used by Rouge Steel in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Coke, coal, iron ore pellets, electricity, steam, oxygen and nitrogen are predominantly purchased pursuant to long-term or annual agreements. The other raw materials are generally purchased in the open market from various sources. Certain of the purchased raw materials are not covered by long-term contracts and, therefore, availability and price are subject to world market conditions.

       Coke. Coke represents the Company's single largest raw material expenditure. In 1997, approximately 62% of the Company's coke requirements was provided by Bethlehem Steel Corporation ("Bethlehem") pursuant to a five-year agreement. The Company acquired approximately 35% of its coke requirements through a tolling agreement with New Boston Coke Corporation ("New Boston"), whose total productive capacity is dedicated to the Company. Under the tolling agreement, the Company provides coal to New Boston for processing into coke. High volatile coal is acquired at competitive prices pursuant to a contract with Massey Coal Sales Company, Inc. which expires on January 1, 1999. The balance of the Company's coke requirements for 1997 was purchased in the open market. The Company does not produce coke and, as a consequence, relies upon outside sources. During the past ten years, coke production capacity in the United States has been reduced. Due to the environmental liabilities associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity may cause the price that the Company pays for coke to increase which may adversely affect the Company's results of operations.

       On December 29, 1997, Rouge Steel was notified that Bethlehem intends to discontinue operations at its Bethlehem, Pennsylvania coke facility by the end of the first quarter of 1998. Bethlehem has committed to provide coke to the Company pursuant to the terms of the existing contract through June 1998. The Company is currently seeking alternative suppliers for the remainder of its coke requirements. The Company believes that the required coke can be acquired but at a price that may be higher and could adversely affect the Company's results of operations.

       Iron Ore Pellets. The Company has consumed an average of 2.8 million gross tons of iron ore pellets annually over the three-year period ended December 31, 1997. Approximately 75% of the Company's requirements for pellets during this period was obtained under a trade arrangement. Under this arrangement, Rouge Steel exchanged acid pellets purchased from its 45% owned joint venture, EVTAC (or its predecessor Eveleth), for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company is required to pay a cash premium indexed to inflation factors, equal to the difference between the market price of the fluxed pellets and the market price of EVTAC acid pellets, in addition to providing the EVTAC acid pellets. During the three-year period ended December 31, 1997, the Company traded an average of 2.2 million gross tons of Eveleth/EVTAC pellets annually, which constituted 97% of the Company's share of the pellets produced by Eveleth/EVTAC. The balance of the Company's pellet requirements was purchased pursuant to a contract with The Cleveland-Cliffs Iron Company.

       The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 25-year supply at the current level of production.

       Scrap. The price of steel scrap has increased dramatically since the end of 1992. The price of #1 industrial bundles, the steel scrap which constitutes the largest portion of the Company's scrap purchases, increased by 47% between the end of 1992 and the end of 1997. The higher price reflects increased demand for steel scrap, which is a result of higher production at integrated steel mills and electric furnace based mini-mills. As long as the current industry production level continues and new scrap intensive mini-mills come on line, the Company does not expect any relief from high steel scrap prices. The Company spent approximately $114 million to purchase steel scrap in 1997.

       Other Raw Materials and Energy Sources. During 1997, natural gas, electricity and steam constituted 46%, 40% and 14%, respectively, of the Company's total energy costs. Natural gas is acquired at prevailing market prices from various producers. The Company purchases electricity from DTE Energy for its ladle refining and electrogalvanizing facilities. The Company owns a 60% interest in a 345 - megawatt powerhouse (the "Powerhouse") that is managed by Ford (which owns the other 40%). Pursuant to an operating agreement with Ford (the "Powerhouse Joint Operating Agreement") which expires December 31, 1999, the Powerhouse provides the rest of the electricity consumed by the Company, as well as all of its steam requirements. On December 15, 1996, the Company provided written notice to Ford of its intention to terminate the Powerhouse Joint Operating Agreement on December 15, 1999. Rouge Steel and Ford are undertaking a joint study of the alternatives available to Rouge Steel and Ford for utilities and services which are now provided by the Powerhouse.

       The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchase levels of $8.3 million and $550,000, respectively.

COMPETITION

       The Company is in direct competition with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of quality, price and the ability to meet customers' product specifications and delivery schedules. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) substantially reduced postretirement expenses resulting from certain agreements with Ford, (ii) environmental indemnifications from Ford until 2009, (iii) long-term relationships with Ford and Worthington, (iv) substantial capital investments during the past three years in steel-making equipment and downstream joint ventures, (v) a single-site, geographically strategic location, and (vi) financial flexibility.

       Imports. Domestic steel producers face significant competition from foreign producers. Decisions by these foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

       Steel imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 23% each year during the period from 1993 through 1997. The percentage peaked in 1994 at 25%. Although the domestic steel industry has improved its international competitive position, imports in 1997 on an absolute basis were at a five-year high due to extremely strong steel demand which could not be met with domestic capability. A significant adverse change in world-wide steel demand, the value of the dollar or other world economic conditions could result in an increase in steel imports.

       Domestic Steel Industry. The domestic steel industry is a cyclical business that is highly competitive. In the United States, the Company competes with many domestic integrated steel companies. The Company also competes with mini-mills, which generally target regional markets, have reduced environmental maintenance costs and liabilities and derive certain competitive advantages by utilizing less capital intensive steel-making processes. The capability of electric furnace based, thin slab mini-mills to produce flat rolled steel products is increasing. In the future, these mini-mills may provide increased competition in the higher quality, value-added product lines now dominated by the integrated steel producers. New mini-mills that produce flat rolled steel and improvements in the production efficiencies of integrated mills have increased overall production capacity in the United States, which has caused downward price pressure. The ability of mini-mill producers to capture a significant percentage of the sheet steel markets, which represented approximately half of domestic industry shipments in 1997, cannot presently be determined due to operating cost and product quality issues associated with thin-slab technology. In addition, the availability and fluctuations in the cost of scrap, the primary raw material in the production of steel by mini-mills, may influence the ability of mini-mills to compete with domestic integrated producers.

       A number of integrated steel producers have gone through bankruptcy reorganizations. These proceedings have resulted in reduced operating costs for these producers and may permit them to price their steel products at levels below those that could otherwise be maintained. The Company believes, however, that due to its lower labor costs and reduced exposure to historical environmental liabilities resulting from certain agreements with Ford, as well as limited levels of indebtedness since the Company's initial public offering, the Company is in a better position to compete with these companies than many of its competitors.

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

EMPLOYEES

       At December 31, 1997, the work force of Rouge Steel was comprised of 2,503 hourly and 625 salaried personnel, including Rouge Steel employees working at Double Eagle Steel Coating Company ("Double Eagle"). The Company's employment cost per ton shipped in 1997 was $87, which the Company believes was one of the lowest among integrated steel producers, and tons shipped per employee has grown to more than 950 tons per year, which the Company believes is one of the highest in the steel industry.

       Hourly employees of Rouge Steel are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the "UAW"). Most of the hourly employees of the Company's competitors are represented by the United Steelworkers of America (the "USWA") and are subject to USWA-patterned agreements. In 1995, Rouge Steel and the UAW executed a labor agreement with a five-year term and no provision to renegotiate prior to expiration. The labor agreement includes provisions for employment security and profit sharing. The Company believes that it continues to maintain a good relationship with the UAW. EVTAC workers, who are employed by Thunderbird Mining Company, a wholly-owned subsidiary of EVTAC, are represented by the USWA. The agreement between the USWA and Thunderbird Mining Company will be in effect through July 31, 1999.

ENVIRONMENTAL CONTROL AND CLEANUP EXPENDITURES

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a material adverse effect on its results of operations or financial condition. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1.5 million during the past four years. In addition, the Company has planned approximately $2.0 million in capital expenditures for environmental compliance for the years 1998 through 2001. Since environmental laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

       Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the Environmental Protection Agency (the "EPA") has the authority to impose joint and several liability for the remediation of contaminated properties on waste generators, current and former site owners and operators, transporters and other potentially responsible parties regardless of fault or the legality of the original disposal activity. Many states have statutes and other authorities similar to CERCLA. Domestic steel producers have spent, and can be expected to spend in the future, substantial amounts for compliance with these environmental laws and regulations.

       In connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including CERCLA, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970, or an environmental claim based upon a release of a material of environmental concern. An environmental claim, as defined in the Purchase and Sale Agreement, includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. Rouge Steel does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a material adverse effect on the Company.

       The Company has been identified as a potentially responsible party under CERCLA and/or similar state statutes at the Carter Industrial, Inc., Wayne County, Michigan site. The Company is subject to joint and several liability imposed by CERCLA on potentially responsible parties.

Based upon available information, the Company does not anticipate that assessment and response costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information becomes available, the Company will continue to reassess such evaluations. In addition, pursuant to the Ford Indemnity, Ford has accepted liability for, and defense of, the Carter Industrial, Inc. site.

       In late 1995, the existence of material containing polychlorinated biphenyls ("PCBs") was noted within a containment area of an electrical substation in the cold mills. Upon further investigation, the Company discovered PCB contamination in four electrical manholes. The investigation and cleanup of PCB contamination is proceeding. At this point, management believes costs associated with this investigation will not have a material adverse effect on the Company. As of December 31, 1997, the Company had spent approximately $1.1 million for the investigation and cleanup. The Company believes that the costs associated with the contaminated substation are subject to the Ford Indemnity and has filed a claim with Ford. Negotiations with Ford continue regarding this indemnity claim. The Company has not recorded an asset in anticipation of recovery pursuant to the Ford Indemnity.

       The Company is currently operating in compliance with a 1991 consent judgment between the Company and the Michigan Department of Environmental Quality ("DEQ") with respect to wastewater discharges at the Schaeffer Road Wastewater Treatment Plant.

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

       In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit in January 1997. The Company was advised that the application was administratively complete. It is expected to take approximately one to two years for final approval.

       In December 1997, the Company reached an agreement in principal resolving certain notices of violation with the Wayne County Air Pollution Control Division (the "Division"). The proposed settlement agreement includes performance of a supplemental environmental project for the installation of a waste oxide dryer, a project not required by law. This dryer is intended to secure significant additional environmental and public health improvements. The settlement agreement imposes a $125,000 penalty, stipulated penalties for future violations, a compliance program, and a five-year term.

       In January 1998, the Company and the Division commenced discussing resolution of certain notices of violation for events which occurred in 1997. While the initial penalty demand from the Division is in excess of $100,000, no settlement agreement has been reached. Recent EPA- proposed penalties under the Clean Air Act for other companies in Michigan with a smiliar number of NOVs were less than $100,000.

       During meetings with the Division, the Company voluntarily disclosed its failure to previously obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. A permit application has been submitted for that change to both the Division and the DEQ. The preliminary nature of the discussion with the Division regarding this issue makes it difficult to predict the nature of any outcome or its impact on the Company.

       On November 4, 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the "City") of the City's intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. The Company is currently in discussions with the City in an attempt to resolve this matter prior to the filing of any lawsuit. Management believes that the potential or probable impact of this matter will not have a material adverse impact on the Company.

RESEARCH AND DEVELOPMENT

       The Company does not incur material expenses in research and development activities but does participate in various research and development programs. The Company addresses research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel. The Company also participates in joint projects with the American Iron and Steel Institute.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

       The matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost-reduction strategies, product mix, anticipated capital expenditures and other future plans and strategies.

       As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices associated with raw materials, supplies, utilities and other services and items required by the Company's operations, and (vi) higher than expected operating costs.

Item 2. Properties.

       Rouge Steel's integrated single-site facility is located on a 457-acre industrial site adjacent to Ford's stamping and assembly plants in Dearborn, Michigan. The Rouge Steel facility is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that Rouge Steel's single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

       Rouge Steel's facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns: a 60% interest in the Powerhouse that is managed by Ford (which owns the other 40%); and a 50% interest in Double Eagle, the world's largest electrogalvanizing facility. Along with Rouge Steel's properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dipped galvanizing facility which is being constructed; (ii) a 20% interest in Shiloh of Michigan, an engineered steel blanking facility; (iii) a 45% interest in EVTAC, an iron ore mining and pelletizing facility; (iv) an 11.1% interest in TWB, a producer of laser welded blanks; (v) a 49% interest in Delaco Steel Processing, a steel processor and (vi) a 19.75% interest in Bing Blanking, a steel blanker and producer of roll formed parts. Spartan Steel, Delaco Steel Processing and Bing Blanking are expected to become operational during 1998.

Item 3. Legal Proceedings.

       From time to time, Rouge Industries is involved in routine litigation incidental to its business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth, as of December 31, 1997, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.


NAME                                  AGE                          POSITION
----                                  ---                          --------
Carl L. Valdiserri.................    61        Chairman and Chief Executive Officer
Louis D. Camino....................    60        President and Chief Operating Officer
Gary P. Latendresse................    54        Vice President and Chief Financial Officer
Dennis T. Crosby...................    54        Vice President, Engineering and Technology
William E. Hornberger..............    51        Vice President, Employee Relations and Public Affairs
George T. Kilavos..................    66        Vice President, Production Planning
Daniel A. Marion...................    59        Vice President, Purchasing and Transportation
Ronald J. Nock.....................    45        Vice President, Sales and Marketing
Michael A. Weiss...................    49        Secretary and General Counsel


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

       Mr. Camino has served as President and Chief Operating Officer, as well as a director of the Company, since 1990. Mr. Camino was Vice President of Operations for Acme Steel Company from 1986 to 1990. Mr. Camino began his career with Jones and Laughlin Steel Corporation as a supervisor in 1960, and has 37 years of experience in the steel manufacturing industry.

       Mr. Latendresse has been Vice President and Chief Financial Officer and a director of the Company since 1992. Effective January 1, 1998, he became Executive Vice President and Chief Financial Officer. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 29 years. Mr. Latendresse has 29 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

       Mr. Crosby has been Vice President, Engineering and Technology since 1989. Mr. Crosby previously served as General Manager of Engineering and Environmental Affairs at Inland Steel Company where he was employed between 1967 and 1989. Mr. Crosby has 30 years of experience in the steel manufacturing industry.

       Mr. Hornberger has been Vice President, Employee Relations and Public Affairs since 1992. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 14 years of experience in the steel manufacturing industry.

       Mr. Kilavos has been Vice President, Production Planning since 1990. From 1984 to 1990, Mr. Kilavos was Director, Production Planning at Weirton Steel Company. He previously held various materials management positions at Weirton Steel Company and National Steel Corporation. Mr. Kilavos has 36 years of experience in the steel manufacturing industry.

       Mr. Marion has been Vice President, Purchasing and Transportation since 1995. From 1988 to 1995, Mr. Marion was Procurement Manager, Purchasing and Supply Staff, Ford Motor Company. He previously held various purchasing positions during his 34 years with Ford, including more than ten years of steel purchasing experience.

       Mr. Nock has been Vice President, Sales and Marketing since 1988. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 22 years of experience in the steel manufacturing industry.

       Mr. Weiss served as Secretary and General Counsel from 1989 through 1997. Mr. Weiss is a director and a shareholder of the Pittsburgh, Pennsylvania law firm of Doepken Keevican & Weiss Professional Corporation ("DK&W"), which is engaged in the practice of law. He has been a shareholder of DK&W since 1988. Effective December 31, 1997, Mr. Weiss resigned as the Company's Secretary and General Counsel and was subsequently replaced by Martin Szymanski of the Company's Law Department.

       Mr. Szymanski became the Company's General Counsel and Secretary in January 1998. Mr. Szymanski joined the Company in January 1997 as Associate General Counsel. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 19 years of corporate and private practice legal experience.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

       As of December 31, 1997, there were (i) 14,428,219 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock"), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,562,400 shares, of class B common stock, par value $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), issued and outstanding and held by two stockholders of record. As of December 31, 1997, Carl L. Valdiserri and Worthington held 7,140,400 and 422,000 shares, respectively, of Class B Common Stock. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the "NYSE"). The Class B Common Stock is not listed for trading on any securities exchange.

        Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 26, April 26, July 26, and October 25, 1996 and January 24, April 25, July 25, and October 24, 1997, and January 23, 1998. Future dividends on the Common Stock are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company's Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and
(ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company's funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors. The holders of outstanding shares of Class A Common Stock and Class B Common Stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the Board of Directors may from time to time determine.

       The Company's Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class A Common Stock. The closing sale price of the Company's Class A Common Stock on February 27, 1998 was $14.75.

1997                                                               HIGH                       LOW
----                                                               ----                       ---
First Quarter............................................         $21.50                    $14.88
Second Quarter...........................................          17.25                     14.38
Third Quarter............................................          19.00                     14.75
Fourth Quarter...........................................          16.50                     11.94


1996                                                               HIGH                      LOW
----                                                               ----                      ---
First Quarter ...........................................         $25.13                    $22.00
Second Quarter...........................................          23.38                     21.13
Third Quarter............................................          23.13                     19.13
Fourth Quarter...........................................          22.75                     20.13

Item 6.        Selected Financial Data.

      The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1997. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.


                                                                          Year Ended December 31
                                                        -------------------------------------------------------------
                                                        1997         1996         1995           1994            1993
                                                        ----         ----         ----           ----            ----
                                                             (dollars in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Total Sales                                          $1,341.6      $1,307.4      $1,206.6         $1,236.1      $1,076.7
Operating Income                                         31.7          24.7         121.6(1)         103.0          62.3
Net Interest Income (Expense)                             0.8           4.8           5.4             (2.5)        (11.2)
Income Tax (Provision) Benefit                           (8.1)         (6.9)        (33.5)             8.3           6.7
Income Before Changes in Accounting Principles           22.4          23.4          94.7(1)         105.6          53.0
Net Income                                               22.4          23.4          94.7(1)         105.6          52.1

Per Share Data
  Income Before Changes in Accounting Principles        $1.02         $1.07         $4.37            $5.21         $3.31
  Net Income - Basic and Diluted                         1.02          1.07          4.37             5.21          3.26
  Cash Dividends Declared                                0.12          0.12          0.10             0.06            --
Weighted Average Shares Outstanding (000)              21,939        21,845        21,677           20,262        16,000

                                                                               December 31
                                                        ----------------------------------------------------------------
                                                        1997          1996         1995           1994            1993
                                                        ----          ----         ----           ----            ----
                                                                           (dollars in millions)
BALANCE SHEET DATA:
Working Capital                                        $177.2        $216.6        $294.2           $268.3         $84.4
Property, Plant, and Equipment, Net                     268.6         209.2         135.7             80.4          69.0
Total Assets                                            728.5         682.0         672.5            616.8         464.9
Long-Term Debt and Capitalized Lease
  Obligation, Including Current Portion                  17.9            --            --               --          69.0
Stockholders' Equity                                    438.6         417.3         393.9            295.7          79.6

                                                                          Year Ended December 31
                                                        ----------------------------------------------------------------
                                                         1997         1996          1995             1994          1993
                                                         ----         ----          ----             ----          ----
OTHER DATA:
Net Tons Shipped (000)                                  3,029         2,876         2,542            2,643         2,472
Raw Steel Production (Mils) NT                            2.8           2.6           2.9              3.0           2.9
Effective Capacity Utilization                             91%           84%           96%             102%          107%
Continuously Cast Percentage                              100            95            92               88            89
Purchased Slabs (000) NT                                  619           843            --               --            --
Number of Employees at Year-End(2)                      3,128         3,119         3,167            3,194         3,225
Average Hourly Labor Rate (3)                          $30.43        $30.81        $32.40           $30.02        $28.26
Total Sales per Employee (000)(2)                         429           419           381              387           334
Hours Worked per Net Ton Produced(2)                     2.81          2.89          3.14             2.92          3.10
Operating Income per Net Ton Shipped                   $   10        $    9        $   48(1)        $   39        $   25
Capital Expenditures (Mils)(4)                          112.4         101.5          69.4             29.2          11.8


--------------------------
(1) Operating income, income before changes in accounting principles and net income for the year ended December 31, 1995 include the effect of a $30.0 million (or $12 per net ton shipped) pre-tax gain from the settlement of certain litigation relating to property tax assessment matters.
(2)  Includes all hourly and salaried employees.
(3) Includes $0.35 per hour in 1997, $0.49 per hour in 1996, $1.94 per hour in 1995, $1.54 per hour in 1994 and $0.60 per hour in 1993 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees.
(4) Includes capital expenditures paid or accrued and investments in unconsolidated subsidiaries.

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

OVERVIEW

       The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 28.

       Rouge Steel Company ("Rouge Steel") and its subsidiaries were reorganized into a holding company structure effective July 30, 1997. Pursuant to the reorganization, Rouge Steel became a wholly-owned subsidiary of the new holding company, Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, "Rouge Industries" or the "Company"). Rouge Industries, which was incorporated in 1996, is the issuer of all shares of Class A Common Stock and Class B Common Stock outstanding. On the reorganization date, Rouge Industries and its subsidiaries had the same consolidated net worth as Rouge Steel and its subsidiaries prior to the reorganization.

       Rouge Steel is an integrated producer of high quality, flat rolled steel products consisting of hot rolled, cold rolled and electrogalvanized steel. In recent years, the Company has emphasized the production of value-added flat rolled carbon steel products that require additional processing and generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry which have exacting quality, delivery and service requirements. The Company also sells its products to steel converters, service centers and other end users.

       Other wholly-owned subsidiaries of Rouge Industries are QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC ("EVTAC"), a Minnesota-based iron ore mining and pellet producing operation.

       Since the acquisition of the Company from Ford Motor Company ("Ford") in 1989 (the "Acquisition"), Rouge Industries' current management has transformed the Company from an adjunct to Ford's automotive manufacturing business into an independent, market-driven business. In order to strengthen relationships with existing customers and establish relationships with new customers, the Company has focused on a number of strategies designed to improve the quality of its products, increase the efficiency of its operations, reduce operating expenses and improve its product mix, including increased sales of higher margin value-added steel products. The Company has reported net income every year since the Acquisition except 1992 when the impact of changes in accounting principles resulted in a $5.1 million loss. In the eight years since the Acquisition, Rouge Industries has undertaken a capital investment program designed to improve quality, product mix and productivity. In 1995, the Company and United States Steel Corporation expanded the capacity of Double Eagle Steel Coating Company ("Double Eagle"), which permits Rouge Industries to produce an additional 52,500 net tons of value-added electrogalvanized steel product annually. In 1996, the Company partially relined its larger blast furnace and launched the second ladle refining facility and the third strand of its continuous caster. These additions permit the Company to refine and continuously cast 100% of its liquid steel, eliminate the need to utilize the higher cost, lower quality ingot process and produce a greater proportion of value-added steel. In 1997, the Company installed a new raw material handling system, finished a major reline of its smaller blast furnace and upgraded its hot and cold mill facilities. Additionally, the Company invested in Spartan Steel Coating, L.L.C.
("Spartan Steel"), a 48%-owned joint venture with Worthington Industries, Inc. (together with its subsidiaries, "Worthington").

       Rouge Steel's operations are subject to the cyclicality of the steel industry and the domestic economy as a whole. During the last major downturn in the steel industry, domestic steel industry production fell to approximately
87.9 million tons in 1991 from an annual average during the prior three-year period of approximately 98.9 million tons, a decrease of approximately 11%. This decrease was due primarily to a deterioration of general economic conditions and decreased demand for durable goods. For instance, the production of domestic cars and trucks in 1991 fell to 8.8 million units from an annual average during the prior three-year period of 10.6 million units. Consistent with these trends in the steel industry, the Company's raw steel production in 1991 fell to 2.5 million tons from an average of 2.9 million tons during the prior three-year period. Commencing in December 1991, the steel industry experienced a recovery in raw steel production and finished shipments. Production and shipments continued an upward trend through 1997. The industry's domestic raw steel production increased approximately 21% to approximately 106.7 million tons in 1997 from 87.9 million tons in 1991. Finished shipments increased over the same period to approximately 104.7 million tons from 78.9 million tons, an increase of approximately 33%. Given the inherent cyclicality of the domestic steel industry, the Company believes it is important to maintain financial flexibility in order to take advantage of opportunities to reduce costs and upgrade the quality and mix of its products. Rouge Industries believes that its strong balance sheet combined with its plan to reduce operating costs will position the Company to continue to pursue its business strategy throughout the economic cycle and to respond to the continually changing needs of its customers.

       The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 1995 through 1997:

                                                                        Year Ended December 31
                                                                -------------------------------------
                                                                1997             1996            1995
                                                                ----             ----            ----
                                                               (in millions of tons except utilization)
DOMESTIC INDUSTRY
        Raw Steel Capacity                                      121.1            116.1           112.5
        Raw Steel Production                                    106.7            105.3           104.9
        Utilization                                              88.1%            90.7%           93.3%
        Finished Shipments                                      104.7            100.9            97.5

ROUGE STEEL
        Raw Steel Capacity                                        3.1              3.0             3.0
        Raw Steel Production                                      2.8              2.6             2.9
        Utilization                                              91.2%            84.3%           96.2%
        Finished Shipments                                        3.0              2.9             2.5

        The cyclicality of the steel industry and the domestic economy affects the Company's steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells approximately two thirds of its steel products pursuant to fixed price contracts, under which prices are typically set annually. In 1991, when domestic steel industry production and shipments were low, the Company's steel product prices reached a nine-year low. In 1993, prices began to rise and in 1994 they reached the highest level since 1988. By mid-1995, however, prices began to soften despite the continuing strong demand for the Company's products. During the second half of 1995, the Company lost approximately one half of the pricing gains which it realized in 1993 and 1994. Prices in 1996 made a modest recovery from late-1995 levels, but nevertheless remained lower than average 1995 prices. In 1997, prices declined slightly from 1996 levels despite strong demand for the Company's products.

        Total Sales. The Company's total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company's steel product revenues represented by each of its product types for each of the years from 1995 through 1997:

                                                                           Year Ended December 31
                                                                ------------------------------------------
                                                                1997               1996               1995
                                                                ----               ----               ----
Hot Rolled                                                       49.4%              47.4%              49.8%
Cold Rolled                                                      29.8               30.6               28.4
Hot Dip Galvanized                                                0.6                  -                  -
Electrogalvanized                                                20.2               22.0               21.8
                                                                -----              -----              -----
        Total                                                   100.0%             100.0%             100.0%
                                                                =====              =====              =====

        During periods of high demand, the Company ships all of the steel products it has the capacity to produce. For the past two years, when demand for the Company's products was high, the Company was able to supplement slabs produced internally with purchased slabs. The Company has been, and intends to continue, increasing its capacity so it will be positioned to take advantage of any increased demand with only a limited number of purchased slabs. In order to more fully utilize its hot strip mill and finishing facilities, the Company has been increasing its steel slab production capability. In 1996, Rouge Steel placed into service the third strand of its continuous caster, which allows the Company to continuously cast 100% of its liquid steel and eliminates the need to utilize the higher cost, lower quality ingot process. To maximize the continuous caster's capability, the Company further increased blast furnace efficiency and capacity by the addition of a new raw material handling system and the full reline of its smaller "B" blast furnace during 1997. The relines of "B" and "C" furnaces in 1997 and 1996, respectively, together with the addition of the raw material handling system, are expected to increase annual blast furnace capacity to approximately 3.0 million net tons or approximately 20% over the annualized second quarter 1996 level before any of these improvements were made. As a result of placing the third strand of the continuous caster into service and increasing blast furnace capacity, the Company believes that its steel slab production capacity will increase to approximately 3.4 million net tons annually.

        In addition to increasing finished capacity, the Company intends to continue to improve product mix by increasing the capacity of its value-added facilities. For example, the expansion of Double Eagle in 1995 allowed Rouge Steel to increase shipments of value-added electrogalvanized steel products. Total shipments will not necessarily increase, but they are expected to include a higher proportion of value-added products. Likewise, the Company's expenditures on joint ventures will not necessarily allow total shipments to increase, but by permitting the Company to produce additional coated and blanked steel products, the joint ventures are expected to improve Rouge Industries' product mix.

        Approximately two thirds of the Company's total sales are made pursuant to fixed price contracts primarily with automotive customers, under which prices are typically set annually. Sales to affiliates are comprised primarily of sales to Worthington, Rouge Industries' second largest customer and shareholder. Worthington owns approximately 27.3% of the Company's common stock which represents a voting interest of 19.9%.

        Costs of Goods Sold. The principal elements constituting Rouge Industries' costs of goods sold are raw materials, labor and energy. Outside processing costs represent a growing element of the Company's costs of goods sold. The major raw materials and energy used by the Company in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Coke, coal, iron ore pellets, electricity, steam, oxygen and nitrogen predominantly are purchased pursuant to long-term or annual agreements. The other raw materials are generally purchased in the open market from various sources and their availability and price are subject to market conditions.

        Iron ore pellets are purchased from EVTAC pursuant to a six-year pellet purchase agreement. The Company's wholly-owned subsidiary, Eveleth, holds a 45% interest in EVTAC.

        Rouge Steel's hourly production and maintenance employees are represented by the International Union, United Automobile, Aerospace and Argicultrual Implement Workers of America, UAW and are working under a labor contract which expires on August 1, 2000. The collective bargaining agreement, which has a term of five years, contains no provision to renegotiate prior to its expiration.

        Outside processing costs, which are principally costs for value-added processing that the Company cannot perform at Rouge Steel's integrated facility, have always been an element of the Company's costs of goods sold. The joint ventures involving Rouge Industries will increase the use of outside processing and related costs. However, Rouge Industries believes that the incremental revenue generated from additional sales of value-added products produced by the joint ventures will exceed such cost increases.

        A large component of the Company's costs of goods sold in 1996 and 1997 was the purchase of steel slabs to augment its own production as a result of demand and blast furnace reline-related outages. In 1996, the Company purchased approximately 843,000 net tons of steel slabs, and during 1997, the Company purchased approximately 619,000 net tons of steel slabs. In 1998, assuming blast furnace production improves as anticipated, the Company plans to purchase only a limited number of steel slabs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

        Total Sales. Total sales increased 2.6% in 1997 to $1,341.6 million from $1,307.4 million in 1996, an increase of $34.2 million. The increase in total sales was caused principally by higher shipments. Shipments increased 5.3% in 1997 to 3,029,000 net tons from 2,876,000 net tons in 1996, an increase of 153,000 net tons. Shipments were higher in 1997 because the Company was able to add new customers and increase sales to its existing customers. The Company purchased approximately 619,000 net tons of slabs in 1997 to augment its own production and accommodate the demand for its products. The higher revenue caused by increased shipments was partially offset by lower steel product selling prices. Total sales per net ton shipped decreased 2.6% in 1997 to $443 from $455 in 1996, a decrease of $12 per ton.

        Costs and Expenses. Total costs and expenses increased 2.1% in 1997 to $1,309.9 million from $1,282.7 million in 1996, an increase of $27.2 million. Costs of goods sold increased 2.2% in 1997 to $1,278.3 million from $1,251.1 million in 1996, an increase of $27.2 million. The increase in costs of goods sold can be attributed primarily to the 5.3% increase in shipments discussed above, higher purchased slab prices and increased project expense for blast furnace stove repairs, the takeover of Rouge Steel's internal railroad from Ford and demolition and site preparation expenses related to the new raw material handling system. Several factors partially offset the costs of goods sold increase: (i) non-capital expenditures associated with the reline of the smaller "B" blast furnace were lower in 1997 than non-capital expenditures associated with the reline of the "C" blast furnace in 1996, (ii) the "C" furnace performed more efficiently in post-reline 1997 than it did when it was nearing the end of its campaign in 1996, and (iii) the full-year effect of efficiencies gained from the launch in mid-1996 of the third caster strand which allowed the Company to eliminate the more costly ingot-slab process. Costs of goods sold was 95.3% of total sales in 1997, down slightly from 95.7% of total sales in 1996. Depreciation and amortization increased 19.2% in 1997 to $15.6 million from $13.1 million in 1996, an increase of $2.5 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the full year effect of the third strand of the Company's continuous caster. Selling and administrative expenses decreased 10.6% in 1997 to $21.8 million from $24.3 million in 1996, a decrease of $2.5 million. The decrease in selling and administrative expenses is primarily due to lower legal expenses and Michigan single business tax.

        Operating Income. Primarily as a result of the efficiencies discussed above, including costs related to the "B" furnace reline, the improved productivity of "C" furnace and the full-year effect of the third strand of the caster, offset partially by lower steel product selling prices, operating income increased 28.3% in 1997 to $31.7 million from $24.7 million in 1996, an increase of $7.0 million. Operating income represented 2.4% of total sales in 1997, up from 1.9% of total sales in 1996.

        Interest Income. Interest income decreased 72.4% in 1997 to $1.4 million from $5.1 million in 1996, a decrease of $3.7 million. The decrease in interest income was the result of a lower cash and marketable securities balance in 1997. The average cash and marketable securities balance in 1997 was $20 million compared to $86 million in 1996.

        Equity in Income (Loss) of Unconsolidated Subsidiaries. Equity in loss of unconsolidated subsidiaries was $718,000 in 1997 compared to equity in income of unconsolidated subsidiaries of $50,000 in 1996. The loss in 1997 reflects the after-tax effect of Rouge Industries' share of losses incurred by Shiloh of Michigan and EVTAC as well as preproduction expenses recorded by Spartan Steel. The income in 1996 reflects the after-tax effect of the Company's share of Shiloh of Michigan's losses offset by one month's income generated by EVTAC.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

        Total Sales. Total sales increased 8.4% in 1996 to $1,307.4 million from $1,206.6 million in 1995, an increase of $100.8 million. The increase in total sales was caused principally by higher shipments. Shipments increased 13.1% in 1996 to 2,876,000 net tons from 2,542,000 net tons in 1995, an increase of 334,000 net tons. Shipments were higher in 1996 because the Company was able to add new customers and increase sales to its existing customers. Rouge Steel purchased 843,000 net tons of slabs in 1996 to augment its own production and accommodate the demand for its products. The effect of higher shipments on total sales was partially offset by lower steel prices in 1996. Total sales per net ton shipped decreased 4.2% in 1996 to $455 from $475 in 1995, a decrease of $20 per ton.

        Costs and Expenses. Total costs and expenses increased 18.2% in 1996 to $1,282.7 million from $1,085.0 million in 1995, an increase of $197.7 million. Costs of goods sold increased 15.6% in 1996 to $1,251.1 million from $1,082.1 million in 1995, an increase of $169.0 million. The increase in costs of goods sold can be attributed primarily to four elements: (i) increased shipments of steel products, (ii) higher raw material, utility and labor costs, (iii) the blast furnace reline and other blast furnace problems, and (iv) the purchased slabs discussed above. In the first quarter of 1996, the larger of the Company's two operating blast furnaces, "C" furnace, experienced lining-related operating problems. A partial reline of "C" furnace was completed in the fourth quarter of 1996. The newly-relined blast furnace experienced start-up problems which delayed production for several days and had a negative impact on the Company's results of operations. Costs of goods sold was 95.7% of total sales in 1996 compared to 89.7% of total sales in 1995. Depreciation and amortization increased 17.8% in 1996 to $13.1 million from $11.1 million in 1995, an increase of $2.0 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the third strand of the Company's continuous caster. Selling and administrative expenses decreased 11.7% in 1996 to $24.3 million from $27.6 million in 1995, a decrease of $3.3 million. The decrease in selling and administrative expenses is primarily due to three factors: (i) lower Michigan single business tax, which is a function of the Company's lower taxable income in 1996, (ii) lower profit sharing paid to the Company's administrative employees, which is also a function of the Company's lower taxable income, and (iii) less expense recorded for the development of the Company's customer order management system. In 1995, the Company reached an agreement with the City of Dearborn, the Dearborn Public School Board and the County of Wayne, Michigan which settled local property tax litigation for tax years 1990 through 1995. As a result of the settlement, the Company recorded a pre-tax benefit of $30.0 million in 1995, net of profit sharing and inventory valuation costs.

        Operating Income. Primarily as a result of the lower steel prices, the higher costs of goods sold discussed above, including costs related to the blast furnace outages and related production problems, and the absence of the property tax litigation settlement, which was recorded as a benefit in 1995, operating income decreased 79.7% in 1996 to $24.7 million from $121.6 million in 1995, a decrease of $96.9 million. Operating income represented 1.9% of total sales in 1996 compared to 10.1% of total sales in 1995. Excluding the impact of the property tax litigation settlement in 1995, operating income represented 7.6% of total sales. The margin deterioration in 1996 was attributable primarily to three factors: (i) higher raw material, utility and labor costs, (ii) the blast furnace outages and related blast furnace problems, and (iii) lower steel prices. Operating income per net ton shipped was $9 in 1996 compared to $48 in 1995.

        Income Tax Provision. The income tax provision decreased 79.3% in 1996 to $6.9 million from $33.5 million in 1995, a decrease of $26.6 million. The lower income tax provision was a function of lower taxable income in 1996.

        Minority Interest in Net Loss of Consolidated Subsidiary. Minority interest in net loss of consolidated subsidiary decreased in 1996 to $37,000 from $639,000 in 1995, a change of $602,000. This change reflects lower costs resulting from increased rail shipments directly from Eveleth. Until November 30, 1996, Eveleth was 85% owned by the Company and 15% owned by Oglebay Norton Company ("Oglebay"). The minority interest reflects Oglebay's share of Eveleth's earnings or losses. Effective December 1, 1996, under the terms of a restructuring agreement, Eveleth became a wholly-owned subsidiary of the Company and, in exchange for a 45% ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. In the future, the impact of the Company's ownership interest in EVTAC will be accounted for under the equity method and Rouge Industries' Consolidated Statements of Operations will not show any minority interest relating to EVTAC.

        Equity in Income of Unconsolidated Subsidiaries. Equity in income of unconsolidated subsidiaries was $50,000 in 1996 compared to $0 in 1995. The amount in 1996 reflects the after-tax effect of the Company's share of Shiloh of Michigan's losses offset by one month's income generated by EVTAC. There was no income or loss from unconsolidated subsidiaries during 1995. The Company acquired its interest in Shiloh of Michigan during 1996 and, as previously discussed, treated Eveleth as a consolidated subsidiary until late 1996.

        Net Income. Net income decreased 75.3% in 1996 to $23.4 million from $94.7 million in 1995, a decrease of $71.3 million. The lower net income in 1996 reflects lower steel prices, higher costs of goods sold and the absence of the one-time property tax litigation settlement that was recorded in 1995, partially offset by a lower income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

       Rouge Industries' liquidity needs arise predominantly from capital investments and working capital requirements. The Company meets these liquidity needs primarily with cash provided by operating activities and funds provided by borrowings.

       Cash, cash equivalents and marketable securities on December 31, 1997 totalled $12.6 million compared to $27.0 million on December 31, 1996, a decrease of $14.4 million. This decrease was primarily due to cash used for capital spending and investments in unconsolidated subsidiaries.

       Cash Flows from Operating Activities. Net cash provided by operating activities increased in 1997 to $90.4 million from $19.0 million in 1996, an increase of $71.4 million. This increase is primarily the result of lower inventories. The decrease in inventories was primarily a result of a reduction of steel product inventories. Late in 1997, production was low due to the blast furnace outages and poor operating performance by "C" furnace. At the same time, the Company was shipping a high level of steel products. The combination of low production and high shipments caused the Company's inventories to decrease. Additionally, the Company had stockpiled slabs at December 31, 1996 in anticipation of the "B" blast furnace reline in 1997. Many of those slabs were used in 1997 contributing further to the reduction in inventories.

       Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") among the Company, the banks named therein and NBD Bank, as administrative agent. The commitments of the lenders under the Credit Agreement expire on December 16, 2002. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate plus 0.5%, or (ii) the LIBOR rate plus an applicable margin, which varies with the Company's debt to capitalization ratio and can range from 0.20% to 0.40%. The Company had borrowings of $17.9 million under the facility as of December 31, 1997. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

       Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 33.9% in 1997 to $119.9 million from $89.6 million in 1996, an increase of $30.3 million. The most significant of the expenditures made in 1997 were for the completion of an automated raw material handling system and investment in Spartan Steel. Additionally, the Company incurred capital expenditures in 1997 for the full reline of its "B" blast furnace. The remaining expenditures were made primarily to upgrade and modernize the Company's steel processing facilities. During the five-year period commencing January 1, 1996, the Company anticipates spending approximately $350 million on capital items and investment in unconsolidated subsidiaries, including $101 million paid or accrued in 1996 and $112 million paid or accrued in 1997. The planned capital expenditures are generally directed at improving and maintaining plant efficiency and quality to position the Company to improve its competitive position in the marketplace and, to a lesser extent, to enter into strategic joint ventures. In 1998, the Company plans to spend approximately $50 million on capital items and investment in joint ventures including information systems upgrades and the completion of Spartan Steel. During 1998, the Company expects to invest approximately $23 million in Spartan Steel, which is expected to be placed into service in mid-1998.

       Waste Oxide Reclamation Facility Lease. Rouge Steel has committed to a seven-year lease for a $35 million waste oxide reclamation facility. The facility is presently being constructed, and it is expected to be completed in the third quarter of 1998. Lease payments will commence at that time.

FUTURE ENVIRONMENTAL MATTERS

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these laws and provisions and does not believe that liabilities arising out of existing environmental conditions or future compliance with environmental laws, regulations, permits and consent requirements will have a material adverse effect on its results of operations or financial condition. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1.5 million during the past four years. In addition, the Company has planned approximately $2.0 million in capital expenditures for environmental compliance for the years 1998 through 2001.

       Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition which results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970. The Ford Indemnity, which terminates on December 15, 2009, provides that Ford shall pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to pre-Acquisition conditions.

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

YEAR 2000 COMPLIANCE

       The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 which could lead to business delays and manufacturing disruptions. Rouge Industries has not completed its assessment of the extent of the year 2000 issue; however, management has determined that it will be required to modify or replace significant portions of its software so that its computer systems will property utilize dates beyond December 31, 1999. The Company has begun modifying and replacing its computer systems to address this issue and estimates that at least $10 million will be spent to modify software and computer systems that are not year-2000 compliant.

Item 8.        Financial Statements and Supplementary Data.

       The following information is submitted pursuant to the requirements of
Item 8:

                                                                                                                     Page
                                                                                                                     ----

Report of Independent Accountants..................................................................................   29

Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................................   30

Consolidated Statements of Operations for the Years Ended
    December 31, 1997, 1996 and 1995...............................................................................   32

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 1997, 1996 and 1995...............................................................................   33

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995...............................................................................   34

Notes to Consolidated Financial Statements.........................................................................   35

Schedule II - Valuation and Qualifying Accounts and Reserves.......................................................   48


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Rouge Industries, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Bloomfield Hills, Michigan
January 28, 1998

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

Assets




                                                                    December 31
                                                              -----------------------
                                                                  1997       1996
                                                                  ----       ----
Current Assets
   Cash and Cash Equivalents                                    $ 12,570   $ 24,914
   Marketable Securities                                              --      2,039
   Accounts Receivable
     Trade and Other (Net of Allowances of $6,333 and $7,294)    101,590    102,593
     Affiliates                                                    9,876      9,995
   Inventories                                                   248,317    267,877
   Other Current Assets                                            8,562      7,483
                                                                --------   --------
     Total Current Assets                                        380,915    414,901
                                                                --------   --------

Property, Plant, and Equipment
   Buildings and Improvements                                     24,718     16,942
   Machinery and Equipment                                       275,489    186,851
   Construction in Progress                                       10,517     32,545
                                                                --------   --------
     Subtotal                                                    310,724    236,338
   Less:  Accumulated Depreciation                               (42,162)   (27,176)
                                                                --------   --------
     Net Property, Plant, and Equipment                          268,562    209,162
                                                                --------   --------

Investment in Unconsolidated Subsidiaries                         50,936     15,590
                                                                --------   --------

Deferred Charges and Other                                        28,096     42,300
                                                                --------   --------

     Total Assets                                               $728,509   $681,953
                                                                ========   ========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

Liabilities and Stockholders' Equity


                                                                                        December 31
                                                                                     ------------------
                                                                                     1997          1996
                                                                                     ----          ----
Current Liabilities
   Accounts Payable
     Trade                                                                         $ 152,917    $ 154,338
     Affiliates                                                                       13,924        8,188
   Accrued Vacation Pay                                                               11,007       11,243
   Taxes Other than Income                                                             4,312        4,580
   Other Accrued Liabilities                                                          21,579       19,921
                                                                                   ---------    ---------
     Total Current Liabilities                                                       203,739      198,270
                                                                                   ---------    ---------

Long-Term Debt                                                                        17,900           --
                                                                                   ---------    ---------
Other Liabilities                                                                     56,969       49,342
                                                                                   ---------    ---------

Excess of Net Assets Acquired Over Cost                                               11,280       17,076
                                                                                   ---------    ---------

Commitments and Contingencies (Note 12)

Stockholders' Equity
   Common Stock
     Class A, 80,000,000 shares authorized with 14,428,219 and 14,341,136 issued and outstanding as of December 31, 1997
       and 1996, respectively                                                            144          143
     Class B, 8,690,400 shares authorized with 7,562,400
       issued and outstanding                                                             76           76
   Capital in Excess of Par Value                                                    128,517      127,096
   Retained Earnings                                                                 312,130      292,349
   Additional Minimum Pension Liability Adjustment                                    (2,246)      (2,399)
                                                                                   ---------    ---------
     Total Stockholders' Equity                                                      438,621      417,265
                                                                                   ---------    ---------
     Total Liabilities and Stockholders' Equity                                    $ 728,509    $ 681,953
                                                                                   =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

                            ROUGE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          (amounts in thousands except share and per share amounts)




                                                                           Years Ended December 31
                                                                --------------------------------------------
                                                                    1997              1996            1995
                                                                    ----              ----            ----
Sales
   Unaffiliated Customers                                       $  1,158,218    $  1,125,722    $  1,019,914
   Affiliates                                                        183,342         181,676         186,652
                                                                ------------    ------------    ------------
      Total Sales                                                  1,341,560       1,307,398       1,206,566
                                                                ------------    ------------    ------------

Costs and Expenses
   Costs of Goods Sold                                             1,278,351       1,251,114       1,082,077
   Depreciation and Amortization                                      15,563          13,056          11,083
   Selling and Administrative Expenses                                21,760          24,339          27,569
   Amortization of Excess of Net Assets Acquired Over Cost            (5,796)         (5,796)         (5,796)
   Property Tax Litigation Settlement (Note 11)                           --              --         (29,974)
                                                                ------------    ------------    ------------
      Total Costs and Expenses                                     1,309,878       1,282,713       1,084,959
                                                                ------------    ------------    ------------

Operating Income                                                      31,682          24,685         121,607

Interest Income                                                        1,418           5,136           5,739
Interest Expense                                                        (630)           (329)           (326)
Other - Net                                                           (1,244)            728             459
                                                                ------------    ------------    ------------
Income Before Income Taxes, Minority Interest
   and Equity in Income (Loss) of Unconsolidated Subsidiaries         31,226          30,220         127,479
Income Tax Provision                                                  (8,094)         (6,915)        (33,455)
                                                                ------------    ------------    ------------
Income Before Minority Interest and Equity in Income (Loss)
   of Unconsolidated Subsidiaries                                     23,132          23,305          94,024
Minority Interest in Consolidated Subsidiary                              --              37             639
Equity in Income (Loss) of Unconsolidated Subsidiaries                  (718)             50              --
                                                                ------------    ------------    ------------

      Net Income                                                $     22,414    $     23,392    $     94,663
                                                                ============    ============    ============

Net Income Per Share - Basic and Diluted                        $       1.02    $       1.07    $       4.37
                                                                ============    ============    ============

Weighted-Average Shares Outstanding                               21,938,743      21,844,864      21,677,435
                                                                ============    ============    ============




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)



                                                         Years Ended December 31
                                                     -------------------------------
                                                     1997         1996          1995
                                                     ----         ----          ----
Class A and Class B Common Stock
   Beginning Balance                              $     219    $     218    $     216
   Common Stock Issued for Employee
     Benefit Plans                                        1            1            2
                                                  ---------    ---------    ---------
      Ending Balance                                    220          219          218
                                                  ---------    ---------    ---------

Capital in Excess of Par Value
   Beginning Balance                                127,096      124,246      120,212
   Common Stock Issued for Employee
     Benefit Plans                                    1,405        2,811        3,955
   Common Stock Issued for ODEP                          16           39           79
                                                  ---------    ---------    ---------
      Ending Balance                                128,517      127,096      124,246
                                                  ---------    ---------    ---------

Retained Earnings
   Beginning Balance                                292,349      271,580      179,089
   Net Income                                        22,414       23,392       94,663
   Cash Dividends Declared                           (2,633)      (2,623)      (2,172)
                                                  ---------    ---------    ---------
      Ending Balance                                312,130      292,349      271,580
                                                  ---------    ---------    ---------

Additional Minimum Pension Liability Adjustment
   Beginning Balance                                 (2,399)      (2,190)      (3,806)
   Required Minimum Liability Adjustment                153         (209)       1,616
                                                  ---------    ---------    ---------
      Ending Balance                                 (2,246)      (2,399)      (2,190)
                                                  ---------    ---------    ---------

Total Stockholders' Equity                        $ 438,621    $ 417,265    $ 393,854
                                                  =========    =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)



                                                                           Years Ended December 31
                                                                     ---------------------------------
                                                                       1997         1996         1995
                                                                       ----         ----         ----
Cash Flows From Operating Activities
   Net Income                                                      $  22,414    $  23,392    $  94,663
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Deferred Taxes                                                  9,540        4,433        5,841
       Depreciation and Amortization                                  15,563       13,056       11,083
       Amortization of Capitalized Debt Costs                            113           36           36
       Equity in (Income) Loss of Unconsolidated Subsidiaries            718          (50)          --
       Amortization of Excess of Net Assets Acquired Over Cost        (5,796)      (5,796)      (5,796)
       Minority Interest in Consolidated Subsidiary                       --          (37)        (639)
       Common Stock Issued for Benefit Plans                           1,422        2,851        4,036
       Changes in Assets and Liabilities:
         Accounts Receivable                                          (3,878)       3,692        9,437
         Inventories                                                  21,164      (42,802)       5,799
         Prepaid Expenses                                                (47)       1,208       (7,252)
         Accounts Payable and Accrued Liabilities                     24,171       14,202      (14,124)
         Restricted Cash                                                  --           --        4,121
         Other - Net                                                       4         (182)         (96)
       Gain on Property Tax Settlement                                    --           --      (29,974)
       Proceeds from Property Tax Settlement                           5,000        5,000       15,000
                                                                   ---------    ---------    ---------
            Net Cash Provided by Operating Activities                 90,388       19,003       92,135
                                                                   ---------    ---------    ---------

   Cash Flows From Investing Activities
       Capital Expenditures                                          (82,359)     (80,339)     (65,797)
       Purchase of Marketable Securities                              (6,310)     (30,276)    (103,265)
       Sale of Marketable Securities                                   8,349       71,561       78,886
       Investment in Unconsolidated Subsidiaries                     (37,538)      (9,222)      (3,629)
       Other - Net                                                      (142)        (229)          45
                                                                   ---------    ---------    ---------
            Net Cash Used for Investing Activities                  (118,000)     (48,505)     (93,760)
                                                                   ---------    ---------    ---------

   Cash Flows From Financing Activities
       Drawdowns on Revolving Line                                   121,800           --           --
       Principal Payments on Revolving Line                         (103,900)          --           --
       Cash Dividend Payments                                         (2,632)      (2,620)      (1,952)
                                                                   ---------    ---------    ---------
            Net Cash Provided by (Used for) Financing Activities      15,268       (2,620)       (,952)
                                                                   ---------    ---------    ---------

   Net Decrease in Cash and Cash Equivalents                         (12,344)     (32,122)      (3,577)

   Cash and Cash Equivalents - Beginning of Year                      24,914       57,036       60,613
                                                                   ---------    ---------    ---------

   Cash and Cash Equivalents - End of Year                         $  12,570    $  24,914    $  57,036
                                                                   =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company ("Rouge Steel") and its subsidiaries were reorganized into a holding company structure effective July 30, 1997. Pursuant to the reorganization, Rouge Steel became a wholly-owned subsidiary of the new holding company, Rouge Industries, Inc. ("Rouge Industries"), which is the issuer of all shares of Class A Common Stock and Class B Common Stock outstanding. The transaction was accounted for as a reorganization of entities under common control. On the reorganization date, Rouge Industries and its subsidiaries had the same consolidated net worth as Rouge Steel and its subsidiaries prior to the reorganization.

Rouge Steel is the principal operating subsidiary of Rouge Industries. Rouge Steel is engaged in the production and sale of flat rolled steel products primarily to domestic automotive manufacturers and their suppliers. Other wholly-owned subsidiaries of Rouge Industries are QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45 percent interest in Eveleth Mines LLC, a Minnesota-based iron ore mining and pellet producing operation. For the purpose of these Notes to Consolidated Financial Statements, "Rouge Industries" or "the Company" refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

Principles of Consolidation

The consolidated financial statements include the accounts of Rouge Industries and its subsidiaries. Intercompany transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

Financial Instruments

The carrying amount of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 1997 and 1996. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company's investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company's customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 1997.

Significant Customers

The Company's significant customers are Ford Motor Company ("Ford") and Worthington Industries, Inc. ("Worthington"). Sales to Ford, which are primarily made pursuant to a ten-year steel purchase agreement, totaled $434,898,000 in 1997, $397,723,000 in 1996 and $376,605,000 in 1995. The steel purchase agreement expires on December 15, 1999.

Sales are made to Worthington, a stockholder of the Company, pursuant to a seven-year steel purchase agreement which expires on December 15, 2003. Sales to affiliates include $157,307,000, $159,030,000 and $162,372,000 to Worthington
for 1997, 1996 and 1995, respectively.

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


NOTE 2 - MARKETABLE SECURITIES

Marketable securities are classified as follows (dollars in thousands):

                                                                         December 31
                                                                 -------------------------------
                                                                 1997                       1996
                                                                 ----                       ----

Marketable Securities Per Consolidated Balance Sheets         $        -                  $  2,039
Marketable Securities Classified as Cash Equivalents                  36                    10,805
                                                              ----------                  --------
     Total Marketable Securities                              $       36                  $ 12,844
                                                              ==========                  ========


The Company has the positive intent and ability to hold all purchased securities to maturity. As of December 31, 1997 and 1996, the Company did not own any securities with a maturity greater than one year. The Company's investments in marketable securities comprise money market funds, U.S. Treasury securities and corporate debt securities.


NOTE 3 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                                                December 31
                                                                         --------------------------
                                                                         1997                  1996
                                                                         ----                  ----
Production
   Raw Materials                                                       $  84,169              $  85,306
   Semifinished and Finished Steel Products                              160,017                174,746
                                                                       ---------              ---------
     Total Production at FIFO                                            244,186                260,052
   LIFO Reserves                                                         (17,285)               (14,390)
                                                                       ---------              ---------
     Total Production at LIFO                                            226,901                245,662
Nonproduction and Sundry                                                  21,416                 22,215
                                                                       ---------              ---------
     Total Inventories                                                 $ 248,317              $ 267,877
                                                                       =========              =========

During 1997, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities which were carried at costs that prevailed in prior years which were lower than the cost of 1997 purchases. The effect of the liquidation of LIFO inventories decreased costs of goods sold by approximately $1,000,000 and increased net income by approximately $650,000 or $0.03 per share.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 1997, the Company's investments in unconsolidated subsidiaries consist of a 50 percent interest in Double Eagle Steel Coating Company ("Double Eagle"), a 45 percent interest in Eveleth Mines LLC ("EVTAC"), a 20 percent interest in Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), a 48 percent interest in Spartan Steel Coating, L.L.C. ("Spartan Steel"), an 11.1 percent interest in TWB Company, L.L.C. ("TWB"), a 19.75 percent interest in Bing Blanking, L.L.C. ("Bing Blanking") and a 49 percent interest in Delaco Processing, L.L.C. ("Delaco Steel Processing"). All of the Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

Double Eagle is an electrolytic galvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. Rouge Industries' proportionate share of Double Eagle's production costs of $39,459,000, $37,618,000 and $34,976,000 for 1997, 1996 and 1995, respectively, is included in the Company's costs and expenses and inventory. The Company is committed to pay 50 percent of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company's products. At December 31, 1997, the Company's share of the underlying net assets of Double Eagle exceeded its investment by $44,550,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the Acquisition and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries' share of Double Eagle's costs over the remaining lives of the property.

Until November 30, 1996, Eveleth was 85 percent owned by the Company and 15 percent owned by Oglebay Norton Company and produced iron ore pellets at Eveleth Mines under collective operating agreements with Eveleth Expansion Company. Effective December 1, 1996, under the terms of a restructuring agreement, Eveleth became a wholly-owned subsidiary of the Company and, in exchange for a 45 percent ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. No gain or loss was recorded at the time of the transaction and the impact of the transfer of approximately $17,681,000 of assets and $30,253,000 of liabilities by Eveleth to EVTAC was excluded from the Statement of Cash Flows. At December 31, 1997, the Company's share of the underlying net assets of EVTAC exceeded its investment by $10,976,000. This excess is being amortized into income over the estimated remaining useful lives of the contributed assets.

Shiloh of Michigan produces engineered steel blanks, TWB produces laser welded blanks, Spartan Steel is a cold rolled hot dipped galvanizing facility, Bing Blanking is a producer of first operation blanks and rollformed parts, and Delaco Steel Processing is a steel processor and warehouser. Spartan Steel, Bing Blanking and Delaco Steel Processing are all expected to begin operation in mid-1998.

Certain reclassifications have been made to the following information for 1996 to conform with the current year's presentation. The table below sets forth summarized financial information for Rouge Industries' unconsolidated subsidiaries (dollars in thousands):

                                                                               December 31
                                                                          ----------------------
                                                                          1997              1996
                                                                          ----              ----
Current Assets                                                         $  82,014        $  51,987
Noncurrent Assets                                                        308,047          210,690
Current Liabilities                                                      45,920            41,412
Noncurrent Liabilities                                                   120,012           65,823




                                                                              For the Years Ended December 31
                                                                     ---------------------------------------------
                                                                       1997                1996               1995
                                                                       ----                ----               ----

Net Sales                                                               $193,463         $16,268          $     -
Gross Profit                                                               2,960             446                -
Net Income (Loss)                                                         (6,358)            498                -

NOTE 5 - DEBT

The Company had borrowings of $17,900,000 outstanding as of December 31, 1997, and had no long-term debt outstanding as of December 31, 1996.

On December 16, 1997, Rouge Steel and Rouge Industries entered into an agreement for a $100,000,000, unsecured revolving loan facility (the "Credit Agreement") which replaced a $100,000,000, unsecured revolving loan facility under a different credit agreement. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. Interest is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.20% to 0.40%, depending on the Company's debt to capitalization ratio at the time of borrowing. The interest rate option is chosen by Rouge Steel at the time of each borrowing and is thereafter changeable under certain specified conditions. The facility bears a fixed annual fee of $20,000 and a fee on the entire amount of the facility which can vary from 0.1% to 0.2%, depending on the Company's debt to capitalization ratio at the time. The Credit Agreement, which expires on December 16, 2002, contains certain financial covenants, with which the Company was in compliance on December 31, 1997.

Cash paid for interest was $462,000 in 1997, $350,000 in 1996 and $285,000 in
1995.

NOTE 6 - PENSIONS

Rouge Steel has retirement plans covering substantially all hourly and salaried employees. The hourly plans are noncontributory and provide benefits, including early retirement supplements, based on the length of employee service. The salaried plans provide similar noncontributory benefits and, for employees who elect to contribute, pay related benefits combined with early retirement supplements.

Rouge Steel's funding policy is to contribute annually, at a minimum, amounts required by applicable law, regulations and union agreements. Plan assets consist principally of investments in common and preferred stock, government securities and other fixed income securities.

The following schedule sets forth the funded status of the plans at December 31 using a September 30 measurement date (dollars in thousands):



                                                                  Overfunded Plan(s)        Underfunded Plan(s)
                                                                ----------------------      -------------------
                                                                   1997        1996          1997          1996
Actuarial Present Value of Benefit Obligations:                    ----        ----          ----          ----
  Vested                                                        $ (58,684)   $ (15,850)   $  (6,233)   $ (38,710)
  Nonvested                                                       (32,191)      (6,348)      (7,448)     (28,599)
                                                                ---------    ---------    ---------    ---------
  Accumulated Benefit Obligation                                $ (90,875)   $ (22,198)   $ (13,681)   $ (67,309)
                                                                =========    =========    =========    =========

Projected Benefit Obligation                                    $ (93,601)   $ (24,648)   $ (13,681)   $ (67,309)
Fair Value of Assets                                              109,097       24,583       12,262       63,146
                                                                ---------    ---------    ---------    ---------
Fair Value of Assets in Excess of
   (Less Than) Projected Benefit Obligation                        15,496          (65)      (1,419)      (4,163)
Unrecognized Net Loss (Gain)                                      (15,071)       1,176        2,246          210
Unrecognized Prior Service Cost                                     8,246        1,028           --        8,229
Employer Contribution                                                  --        1,387           --        4,733
Minimum Liability Adjustment                                           --           --       (2,246)      (2,399)
                                                                ---------    ---------    ---------    ---------
Prepaid Pension Cost (Unfunded Accrued)                         $   8,671    $   3,526    $  (1,419)   $   6,610
                                                                =========    =========    =========    =========


The following schedule sets forth the net pension cost (dollars in thousands):


                                                                   For the Years Ended December 31
                                                               ------------------------------------
                                                                   1997         1996         1995

Service Cost                                                    $   7,957    $   8,143    $   6,795
Interest Cost                                                       7,440        6,541        4,952
Actual Return on Assets                                           (23,111)      (9,325)      (8,460)
Net Amortization and Deferral                                      15,896        3,577        4,762
                                                                ---------    ---------    ---------
   Net Pension Cost                                             $   8,182    $   8,936    $   8,049
                                                                =========    =========    =========

The projected benefit obligation was determined using a discount rate of 7.25% for 1997 and 7.5% for 1996, an expected rate of return on plan assets of 9.0% for 1997 and 1996, and a rate of compensation escalation for salaried plans of 3.7% for 1997 and 1996.

NOTE 7 - POSTRETIREMENT BENEFIT AND OTHER PLANS

Postretirement Benefit Plans Other than Pensions

Rouge Steel provides certain health care and life insurance benefits for retired employees. As part of the Acquisition, Ford assumed essentially all liability for these benefits for Rouge Steel retirees and certain employees nearing retirement as of December 15, 1989. Substantially all of Rouge Steel's employees may become eligible for benefits, either at Rouge Steel's expense or, to the extent indicated above, at Ford's expense, if they reach retirement age while still working for Rouge Steel.

The accrued postretirement benefit cost is included in Other Liabilities. The following schedule presents the funded status of the plans (dollars in thousands):



                                                                              December 31
                                                                  ---------------------------------
                                                                      1997                    1996
                                                                      ----                    ----
Accumulated Postretirement Benefit Obligation:
   Active Participants                                              $(46,287)              $(40,776)
   Fully Eligible Participants                                        (4,648)                (3,803)
   Retirees                                                           (3,595)                (2,610)
                                                                  ----------             ----------
     Total                                                           (54,530)               (47,189)
Benefit Payments and Contributions                                        49                     27
Unrecognized Prior Service Cost                                          284                    331
Unrecognized Net Loss                                                  7,743                  7,672
                                                                  ----------             ----------
     Accrued Postretirement Benefit Cost                            $(46,454)              $(39,159)
                                                                  ==========             ==========


The following schedule presents the net periodic postretirement benefit cost (dollars in thousands):

                                                                         For the Years Ended December 31
                                                                   -----------------------------------------
                                                                      1997              1996           1995
                                                                      ----              ----           ----
Service Cost                                                         $3,287            $2,992         $2,741
Interest Cost                                                         3,781             3,163          3,906
Actual Return on Assets                                                   -                 -             (6)
Net Amortization                                                        429               432           (112)
                                                                   --------          --------       --------
     Net Periodic Postretirement Benefit Cost                        $7,497            $6,587         $6,529
                                                                   ========          ========       ========

Assumed health care trend rates of 6.0% and 7.0% were used to measure the postretirement benefit obligation in 1997 and 1996, respectively. The assumed health care trend rate will continue to be 6.0%. The discount rate used to measure the postretirement benefit obligation was 7.25% in 1997 and 7.5% in 1996.

If the health care trend rates assumed were increased by 1.0%, the effect on the accumulated postretirement benefit obligation at December 31, 1997 and the total 1997 service and interest cost components of net periodic postretirement benefit cost would be increases of $12,081,000 and $1,947,000, respectively.

Profit Sharing Plans

The Company maintains profit sharing plans for hourly and salaried employees which cover substantially all employees. Hourly and salaried profit sharing expense amounted to $3,031,000, $4,173,000 and $12,306,000 in 1997, 1996 and
1995, respectively.


NOTE 8 - INCOME TAXES

Rouge Industries' income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently, subject to state or foreign income taxes, consists of the following components (dollars in thousands):



                                           For the Years Ended December 31
                                           -------------------------------
                                         1997            1996           1995
                                         ----            ----           ----
Current                                $  1,446        $ (2,482)       $(27,614)
Deferred                                 (9,540)         (4,433)         (5,841)
                                       --------        --------        --------
     Total Provision                   $ (8,094)       $ (6,915)       $(33,455)
                                       ========        ========        ========

The Company's income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The income tax benefit associated with the loss of unconsolidated subsidiaries was $385,000 in 1997, which is comprised of a current provision of $359,000 and a deferred benefit of $744,000. The income tax provision associated with the income of unconsolidated subsidiaries was $27,000 in 1996. There was no income or loss recorded for unconsolidated subsidiaries in 1995.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):

                                          For the Years Ended December 31
                                          -------------------------------
                                          1997        1996         1995
                                          ----        ----         ----

Pre-Tax Income                         $  31,226    $  30,220    $ 127,479
                                       =========    =========    =========

Computed Provision                     $ (10,929)   $ (10,577)   $ (44,618)

Source of Difference:
   Amortization of Negative Goodwill       2,029        2,029        2,029
   Change in Valuation Allowance             774        1,800       12,000
   Other                                      32         (167)      (2,866)
                                       ---------    ---------    ---------
      Total Provision                  $  (8,094)   $  (6,915)   $ (33,455)
                                       =========    =========    =========

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

                                                               December 31
                                                               -----------
                                                          1997           1996
                                                          ----           ----
              ASSETS
Basis of Consolidated Subsidiary                       $  8,810        $  8,065
Postretirement and Other Benefits                        18,734          14,929
Other                                                     6,854           6,810
Operating Loss and Alternative
     Minimum Tax Credit Carryforwards                    31,693          25,925
                                                       --------        --------
Gross Deferred Tax Assets                                66,091          55,729
Valuation Allowance                                     (13,856)        (14,630)
                                                       --------        --------
Gross Deferred Tax Assets
     After Valuation Allowance                           52,235          41,099
                                                       --------        --------


              LIABILITIES
Property, Plant, and Equipment                          (25,939)         (7,066)
Inventories                                             (12,388)        (11,331)
Other                                                       (34)            (32)
                                                       --------        --------
Gross Deferred Tax Liabilities                          (38,361)        (18,429)
                                                       --------        --------
     Total Net Deferred Tax Assets                     $ 13,874        $ 22,670
                                                       ========        ========


Unused regular tax loss carryforwards were approximately $19,245,000 and $4,116,000 at December 31, 1997 and December 31, 1996, respectively. The regular tax loss carryforwards expire between 2011 and 2012. Alternative minimum tax credit carryforwards amounted to $24,957,000 at December 31, 1997 and $25,925,000 at December 31, 1996. The alternative minimum tax loss carryforwards may be carried forward indefinitely.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company previously recorded a partial valuation allowance on certain deferred tax assets. The reduction of the valuation allowance was primarily the result of the utilization of temporary differences in the basis of Eveleth as a consequence of the reorganization of EVTAC. Certain 1996 deferred tax balances and the related valuation allowance pertaining to Eveleth were reclassified to conform with the current year's presentation. Current deferred tax assets of $1,819,000 and $788,000 in 1997 and 1996, respectively, are recorded in Other Current Assets. The remaining deferred tax assets are included in Deferred Charges and Other.

In 1997, the Company made estimated tax payments of $2,000,000 and received a net cash refund of $4,704,000. Net cash paid for income taxes was $5,325,000 in 1996 and $24,200,000 in 1995.

NOTE 9 - COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01.  Each Class B share has 2.5 votes.

In 1996, Worthington converted 878,000 shares of the Company's Class B Common Stock to Class A Common Stock, reducing its voting interest in the Company's common stock from 22.8% to 19.9%.

The Company has an outside director equity plan ("ODEP") and a stock incentive plan ("SIP") which provide for stock option grants to the Company's directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company may grant options to its directors and employees for up to 500,000 shares of common stock. These stock options generally vest over a period of up to three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                                                      Year Ended December 31
                                                                          ------------------------------------------
                                                                          1997               1996               1995
                                                                          ----               ----               ----

Net Income (dollars in thousands)          As Reported                  $  22,414         $  23,392         $  94,663
                                           Pro Forma                       21,523            22,357            93,638

Net Income Per Share                       As Reported                  $    1.02         $    1.07         $    4.37
                                           Pro Forma                         0.98              1.02              4.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995:

                                                   1997                       1996                      1995
                                                   ----                       ----                      ----

Dividend Yield                                     0.57%                      %.51                      %.42
Risk-Free Interest Rate                            6.35                       5.56                      7.76
Expected Volatility                               33.26                      32.74                     32.74
Expected Life                                   7 years                    7 years                   7 years

A summary of the status of the Company's two stock-based compensations plans as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                               1997                 1996                 1995
                                        --------------------  ------------------   ------------------
                                                   Weighted-           Weighted-            Weighted-
                                                   Average             Average              Average
                                         Shares     Price     Shares    Price      Shares    Price
                                         ------     -----     ------    -----      ------    -----

Outstanding at January 1                207,325    $26.04    106,500    $28.33      4,000    $22.00
Granted                                 105,800     20.92    109,200     23.70    107,000     28.56
Exercised                                    --        --         --        --       (500)    22.00
Forfeited                               (15,875)    24.69     (8,375)    24.77     (4,000)    28.88
                                       --------             --------             --------
Outstanding at December 31              297,250    $24.29    207,325    $26.04    106,500    $28,33
                                       ========    ======   ========    ======   ========    ======

Options Exercisable at Year-End         222,175    $25.11    130,694    $26.46     54,000    $28.24
Weighted-Average Fair Value of
     Options Granted During the Year               $ 9.57               $10.43               $14.17


The following table presents summarized information about stock options outstanding at December 31, 1997:

                                        Options Outstanding                                 Options Exercisable
                     ----------------------------------------------------------      ---------------------------------
                          Number           Weighted-Average         Weighted-             Number           Weighted-
Range of              Outstanding at           Remaining             Average          Exercisable at        Average
Exercise Prices      December 31, 1997     Contractual Life      Exercise Price      December 31, 1997  Exercise Price
---------------      -----------------     ----------------      --------------      -----------------  --------------

$15.13                         1,500            9.3 years            $15.13                  750           $ 15.13
$21.00 to 23.00              105,050            8.9 years             21.10               55,150             21.16
$23.01 to 24.00              102,200            8.0 years             23.73               77,775             23.72
$28.88                        88,500            7.0 years             28.88               88,500             28.88


NOTE 10 - EARNINGS PER SHARE

During 1997, the Company adopted SFAS No. 128, "Earnings per Share." The adoption of this statement had no impact on previously reported earnings per share.

The calculation of diluted net income per share for the years ended December 31, 1997, 1996 and 1995 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were adjusted for the effect of 37, 51 and 543 shares of dilutive securities which were outstanding as of December 31, 1997, 1996 and 1995, respectively.

The dilutive securities represent stock options which were granted to members of management or the board of directors and which had exercise prices lower than the average market price of the Company's Class A Common Stock. Options to purchase 295,750 shares at $21.00 to $28.88 per share in 1997, 204,325 shares at $22.88 to $28.88 per share in 1996 and 97,000 shares at $28.88 per share in 1995 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's Class A Common Stock. These options will expire between 2005 and 2007.

NOTE 11 - PROPERTY TAX LITIGATION SETTLEMENT

In 1995, Rouge Steel reached an agreement with the City of Dearborn, the Dearborn Public School Board and the County of Wayne, Michigan which settled local property tax litigation for tax years 1990 through 1995. The local taxing authorities agreed to refund $25,000,000 to Rouge Steel for overpayment of property taxes for tax years 1990 through 1993. In addition, the taxing authorities reduced Rouge Steel's property tax assessment with respect to the 1994 and 1995 tax years. As a result of the settlement, the Company recorded a pre-tax benefit in 1995 of $29,974,000, net of profit sharing and inventory valuation costs.

NOTE 12  -  COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, heavy equipment repair, construction and transportation from Ford. In addition, the Company leases certain land, office space and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $18,469,000 in 1997, $25,643,000 in 1996 and $29,791,000 in 1995. Since 1996, the Company has assumed some of the services which had previously been provided by Ford resulting in the decline in payments to Ford since 1995.

The Company also jointly owns a powerhouse facility with Ford, under a renewable ten-year agreement expiring December 31, 1999. The powerhouse generates electricity, steam and other utilities. The fixed assets of the powerhouse are owned 60 percent by the Company and 40 percent by Ford, with each party receiving a portion of the power generated. The costs of operating the facility are allocated between the Company and Ford based on the consumption of utilities. The Company's share of the costs of this facility was approximately $78,499,000 in 1997, $74,005,000 in 1996 and $71,176,000 in 1995. In 1996, the
Company provided written notice to Ford of its intention to terminate the powerhouse agreement on December 15, 1999. The Company and Ford are undertaking a joint study of the alternatives available for utilities and services which are now provided by the powerhouse.

In connection with its operation of the powerhouse, Ford purchases a portion of the gas produced by the Company's blast furnaces for use at the powerhouse based on a negotiated formula. Ford purchased $26,497,000, $23,638,000 and $22,251,000 worth of blast furnace gas in 1997, 1996 and 1995, respectively. Of these amounts, between 60 and 70 percent has been charged back to the Company for its proportionate share of the cost of such gas.

During 1997, 1996 and 1995, the Company purchased scrap from Ford at a cost of $40,496,000, $31,401,000 and $27,122,000, respectively. These purchases were made under a supply agreement that expires in automotive model year 2000.

Spartan Steel Commitment

During 1996, the Company entered a joint venture with Worthington to construct and operate Spartan Steel. The entire project is expected to cost approximately $106,400,000. Rouge Industries will be responsible for 48 percent of the total, or approximately $51,100,000. Through December 31, 1997, the Company had invested $28,344,000 in Spartan Steel. Construction of the facility is expected to be complete by mid-1998.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC described in Note 4, Rouge Steel is required to purchase 45 percent of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The Company also has the right of first refusal with respect to 45 percent of any pellets produced by EVTAC in excess of
5.0 million natural gross tons.

Rouge Steel has committed to a seven-year lease for a $35,000,000 waste oxide reclamation facility. The facility is presently being constructed, and it is expected to be completed in the third quarter of 1998.
Lease payments will commence at that time.

The Company has a ten-year contract for the supply of oxygen and nitrogen which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchases of $8,300,000 and $550,000, respectively. Oxygen and nitrogen purchases aggregated approximately $15,124,000 in 1997, $11,707,000 in 1996 and $9,769,000 in 1995.

Shiloh of Michigan, L.L.C. Loan Guaranty

Rouge Steel executed a guaranty of payment in favor of certain banks to induce them to extend a $28,000,000 line of credit to Shiloh of Michigan, an engineered steel blanking joint venture between the Company and Shiloh Industries, Inc. Rouge Industries guaranteed 20 percent of the line of credit. As of December 31, 1997, Shiloh of Michigan had borrowings of $28,000,000 outstanding under its line of credit.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands):

                                                   Charged
                              Balance           (Credited) to                                  Balance
   Year Ended              at Beginning           Cost and                                     at End
  December 31                of Period            Expenses             Write-Offs             of Period
  ------------               ---------            --------             ----------             ---------

       1997                    $7,294             $ (815)            $   (146)                 $6,333
       1996                     6,118              1,248                  (72)                  7,294
       1995                     6,790              1,804               (2,476)                  6,118



                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     First            Second            Third          Fourth
                                                    Quarter           Quarter          Quarter         Quarter
                                                    -------           -------          -------         -------
                                                                (in thousands, except per share amounts)
1997

Total Sales                                          $334,172         $355,205          $320,707        $331,476

Gross Margin                                           17,022           18,724            12,935          (1,035)

Net Income (Loss)                                       9,284           10,622             6,979          (4,471)

Net Income (Loss) Per Share                              0.42             0.48              0.32           (0.20)



1996

Total Sales                                          $320,185         $348,967          $320,153        $318,093

Gross Margin                                           11,418           20,757            22,016         (10,963)

Net Income (Loss)                                       6,668           11,805            13,387          (8,468)

Net Income (Loss) Per Share                              0.31             0.54              0.61           (0.39)



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10.        Directors and Executive Officers of the Registrant.

       Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 - Election of Directors" in the Company's 1998 Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 1998. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.


Item 11.        Executive Compensation.

       Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1998.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference to the information contained under the caption "Security Ownership" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1998.


Item 13.        Certain Relationships and Related Transactions.

       Incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1998.

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

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.

                (a)   Documents filed as part of this Report:

                (1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 28.
                (2) A list of financial statement schedules required to be filed by Item 8 is located on page 28.
                (3)   Exhibits:

       The following exhibits are included in this report or incorporated herein by reference:

     Exhibit
     Number                          Description of Exhibit
     --------                        ----------------------

       2.1 Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company and Merger Sub (incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-B (the "Form 8-B")).

       3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

       3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

       4.1 Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the "Stockholders Agreement"), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. ("Worthington") (incorporated herein by reference to Exhibit
                 10.3 to the Registrant's 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the "1996 Form 10-K")).

       4.2 First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

       10.1+ Credit Agreement dated as of December 16, 1997 (the "Credit Agreement"), among the Registrant, Rouge Steel Company, the banks named therein and NBD Bank.

       10.2 Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company ("Ford") and Marico Acquisition Corp. ("Marico") (incorporated herein by reference to Exhibit
                 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-74698) (the "S-1 Registration Statement")).

     Exhibit
     Number                          Description of Exhibit
     --------                        ----------------------

       10.3 Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16, 1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant's 1994 Annual Report on Form 10-K (Commission File Number 1-12852) (the "1994 Form 10-K")).

       10.4 Steel Purchase Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement).

       10.5 Steel Products Purchase Agreement dated as of December 15, 1989, between the Registrant and Worthington (the "Worthington Agreement") (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement).

       10.6 Letter dated February 20, 1996 confirming Exercise of Option to Extend Term of Worthington Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant's 1995 Annual Report on Form 10-K (Commission File Number 1-12852) (the "1995 Form 10-K")).

       10.7 Technical and Transportation Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.18 to the S-1 Registration Statement).

       10.8 Railroad Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.19 to the S-1 Registration Statement).

       10.9 Scrap Sale Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement).

       10.10 Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

       10.11 Transitional Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement).

       10.12 Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registrant Statement).

       10.13 Joint Venture Agreement dated as of November 30, 1984 (the "Joint Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

     Exhibit
     Number                          Description of Exhibit
     --------                        ----------------------


       10.14 Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registrant Statement).

       10.15 Operating Agreement for Shiloh of Michigan, L.L.C. dated as of January 2, 1996 by and among Shiloh of Michigan, L.L.C., the Registrant and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the 1995 Form 10-K).

       10.16 Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. ("Thyssen") and Worthington Steel of Michigan, Inc., ("Worthington Steel") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the "First Quarter 1997 10-Q")).

       10.17 First Amendment to Operating Agreement of TWB Company L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit
                 10.2 to the First Quarter 1997 10-Q).

       10.18+ Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co.

       10.19+ Operating Agreement for Bing Blanking, L.L.C. dated as of November 26, 1997 by and among Bing Blanking, L.L.C., QS Steel Inc., Shiloh Corporation and Bing Management II, L.L.C.

       10.20 Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

       10.21 Eveleth Mines Exit Agreement dated as of November 25, 1996 among Oglebay Norton Company, ONCO Eveleth Company, Eveleth Taconite Company, Eveleth Expansion Company, AK Steel Corporation, Virginia Horn Taconite Company, Rouge Steel Company, Stelco, Inc., Ontario Eveleth Company and Eveleth Mines LLC (incorporated herein by reference to Exhibit 10.19 to the 1996 Form 10-K).

       10.22 Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

       10.23 Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Rouge Steel Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit to 10.21 to the 1996 Form 10-K).

       Exhibit
        Number                       Description of Exhibit
       -------                       ----------------------


       10.24 Letter Agreement dated as of October 25, 1996 between Worthington Industries and Rouge Steel Company (incorporated herein by reference to Exhibit 10.22 to the 1996 Form 10-K).

       10.25 Furnace Coke Supply Agreement dated as of October 31, 1996 between Rouge Steel Company and Bethlehem Steel Corporation (incorporated herein by reference to the Exhibit 10.23 to the 1996 Form 10-K).

       10.26 Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

       10.27 Agreement for Production, Sale and Purchase of Coal dated as of January 15, 1975 ("Coal Purchase Agreement") by and among Ford, Blackberry Creek Coal Company ("Blackberry") and A.T. Massey Coal Company, Inc. ("Massey") (incorporated herein by reference to Exhibit 10.32 to the S-1 Registration Statement).

       10.28 Coke Tolling Agreement dated December 22, 1993 between U.S.S. Subsidiary of USX Corporation and the Registrant (incorporated herein by reference to Exhibit 10.34 to the S-1 Registration Statement).

       10.29 Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

       10.30 Purchase Agreement among Rouge Steel Company, Stelco Inc. and Ontario Eveleth Company dated March 1, 1993 (incorporated herein by reference to Exhibit 10.36 to the S-1 Registration Statement).

       10.31** Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration Statement")).

       10.32** Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

       10.33 Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

       10.34 Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit
                 10.4 to the Form 8-B).

       10.35 Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

      Exhibit
       Number                        Description of Exhibit
      -------                        ----------------------


       10.36** Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

       10.37** Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

       10.38** Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

       10.39+**  Rouge Steel Company Supplemental Executive Retirement Plan.

       10.40+**  Rouge Steel Company Benefit Restoration Plan.

       10.41** Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

       10.42 Lease between Ford and Registrant dated January 1, 1982 (the "Lease") (incorporated herein by reference to Exhibit 10.42 to the S-1 Registration Statement).

       10.43 First Amendment to the Lease dated as of July 1, 1991 (incorporated herein by reference to Exhibit 10.43 to the S-1 Registration Statement).

       10.44 Second Amendment to the Lease dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.44 to the S-1 Registration Statement).

       10.45 Third Amendment to the Lease dated as of June 27, 1994 (incorporated herein by reference to Exhibit 10.39 to the 1995 Form 10-K).

       21+       List of Subsidiaries.

       23+       Consent of Price Waterhouse LLP.


------------------------
       +  Filed herewith.
      ** Compensatory plans in which the Registrant's directors and executive officers participate.

          (b) The Company did not file a Current Report on Form 8-K during the fourth quarter of 1997.

          (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

          (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 1998.

                                                  ROUGE INDUSTRIES, INC.



                                                  By: /s/ Carl L. Valdiserri
                                                  ------------------------------
                                                  Name:  Carl L. Valdiserri
                                                  Title: Chief Executive Officer


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



        Signatures                                     Title                                  Date
        ----------                                     -----                                  ----
/s/ Carl L. Valdiserri             Chief Executive Officer and Chairman of                March 6, 1998
------------------------------     the Board



/s/ Louis D. Camino                President, Chief Operating Officer and                 March 6, 1998
---------------------------        Director



/s/ Gary P. Latendresse            Executive Vice President,                              March 6, 1998
---------------------------        Chief Financial Officer and Director



/s/ Dominick C. Fanello            Director                                               March 6, 1998
-------------------------


/s/ John E. Lobbia                 Director                                               March 6, 1998
-----------------------------


/s/ Peter J. Pestillo              Director                                               March 6, 1998
--------------------------------


/s/ Clayton P. Shannon             Director                                               March 6, 1998
--------------------------