Form 10-Q
period 1998-03-31
ROUGE INDUSTRIES INC
filed 1998-04-23
CIK 918577

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998
                                       OR

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

            3001 MILLER ROAD, P. O. BOX 1699, DEARBORN, MI 48121-1699
                    (Address of principal executive offices)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)



================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   ---
The number of shares of common stock issued and outstanding as of April 22, 1998 was 22,000,535 which includes 14,438,135 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998



                                      INDEX



                                                                                                               PAGE
PART I - FINANCIAL INFORMATION


  Item 1.      Consolidated Financial Statements

               Report of Independent Accountants..................................................................3

               Consolidated Balance Sheets........................................................................4

               Consolidated Statements of Operations..............................................................6

               Consolidated Statement of Changes in Stockholders' Equity..........................................7

               Consolidated Statements of Cash Flows..............................................................8

               Notes to Consolidated Financial Statements.........................................................9

  Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.........................................................................11


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.................................................................................14

Item 5.        Other Events......................................................................................14

Item 6.        Exhibits and Reports on Form 8-K..................................................................14

                        [PRICE WATERHOUSE LLP LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

April 20, 1998

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 10 of this report on Form 10-Q as of March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements



                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


Assets

                                               March 31  December 31
                                                 1998       1997
                                                 ----       ----
                                              Unaudited
Current Assets
  Cash and Cash Equivalents                 $   9,565    $  12,570
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $9,176 and $6,333)                 124,731      101,590
     Affiliates                                 7,678        9,876
  Inventories                                 190,966      248,317
  Other Current Assets                          5,493        8,562
                                            ---------    ---------
     Total Current Assets                     338,433      380,915
                                            ---------    ---------

Property, Plant, and Equipment
  Land                                            366         --
  Buildings and Improvements                   24,948       24,718
  Machinery and Equipment                     281,723      275,489
  Construction in Progress                     11,443       10,517
                                            ---------    ---------
     Subtotal                                 318,480      310,724
  Less:  Accumulated Depreciation             (47,537)     (42,162)
                                            ---------    ---------
     Net Property, Plant, and Equipment       270,943      268,562
                                            ---------    ---------

Investment in Unconsolidated Subsidiaries      57,077       50,936
                                            ---------    ---------

Deferred Charges and Other                     27,869       28,096
                                            ---------    ---------


     Total Assets                           $ 694,322    $ 728,509
                                            =========    =========






The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)





Liabilities and Stockholders' Equity
                                                              March 31    December 31
                                                                1998         1997
                                                                ----         ----
                                                                    Unaudited
Current Liabilities
  Accounts Payable
     Trade                                                   $ 144,823    $ 152,917
     Affiliates                                                  1,244       13,924
  Accrued Vacation Pay                                          12,094       11,007
  Taxes Other than Income                                        2,011        4,312
  Other Accrued Liabilities                                     22,603       21,579
                                                             ---------    ---------
     Total Current Liabilities                                 182,775      203,739
                                                             ---------    ---------

Long-Term Debt                                                    --         17,900
                                                             ---------    ---------

Other Liabilities                                               59,548       56,969
                                                             ---------    ---------

Excess of Net Assets Acquired Over Cost                          9,831       11,280
                                                             ---------    ---------

Commitments and Contingencies (Note 5)

Stockholders' Equity
  Common Stock
     Class A, 80,000,000 shares authorized with 14,438,135
        and 14,428,219 issued and outstanding as of
        March 31, 1998 and December 31, 1997, respectively         144          144
     Class B, 7,562,400 shares authorized, issued and
        outstanding                                                 76           76
  Capital in Excess of Par Value                               128,653      128,517
  Retained Earnings                                            315,541      312,130
  Additional Minimum Pension Liability                          (2,246)      (2,246)
                                                             ---------    ---------
     Total Stockholders' Equity                                442,168      438,621
                                                             ---------    ---------
     Total Liabilities and Stockholders' Equity              $ 694,322    $ 728,509
                                                             =========    =========







The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)
                                    Unaudited




                                                             For the Quarter Ended March 31
                                                                  1998           1997
                                                                  ----           ----

Sales
  Unaffiliated Customers                                    $    281,872    $    291,463
  Affiliates                                                      37,080          42,709
                                                            ------------    ------------
    Total Sales                                                  318,952         334,172
                                                            ------------    ------------

Costs and Expenses

  Costs of Goods Sold                                            301,239         313,603
  Depreciation and Amortization                                    5,130           3,547
  Selling and Administrative Expenses                              5,925           5,585
  Amortization of Excess of Net Assets Acquired Over Cost         (1,449)         (1,449)
                                                            ------------    ------------
    Total Costs and Expenses                                     310,845         321,286
                                                            ------------    ------------

Operating Income                                                   8,107          12,886

Interest Income                                                       51             370
Interest Expense                                                    (425)            (79)
Other - Net                                                         (386)            370
                                                            ------------    ------------
Income Before Income Taxes and Equity
  in Loss of Unconsolidated Subsidiaries                           7,347          13,547
Income Tax Provision                                              (2,212)         (4,080)
                                                            ------------    ------------
Income Before Equity in Loss of
  Unconsolidated Subsidiaries                                      5,135           9,467
Equity in Loss of Unconsolidated Subsidiaries                     (1,064)           (183)
                                                            ------------    ------------
    Net Income                                              $      4,071    $      9,284
                                                            ============    ============


Per Share Amounts

    Net Income - Basic and Diluted                          $       0.19    $       0.42
                                                            ============    ============
    Cash Dividends Declared                                 $       0.03    $       0.03
                                                            ============    ============


Weighted Average Shares Outstanding                           21,998,285      21,914,086
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

                             ROUGE INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                    Unaudited





                                                                 For the Quarter Ended
                                                                     March 31,1998
                                                                     -------------

Common Stock
  Beginning Balance                                                   $     220
  Common Stock Issued for Employee Benefit Plans                           --
                                                                      ---------
     Ending Balance                                                         220

Capital in Excess of Par Value
  Beginning Balance                                                     128,517
  Common Stock Issued for Employee Benefit Plans                            136
                                                                      ---------
     Ending Balance                                                     128,653
                                                                      ---------

Retained Earnings
  Beginning Balance                                                     312,130
  Net Income and Comprehensive Income                                     4,071
  Cash Dividends Declared                                                  (660)
                                                                      ---------
     Ending Balance                                                     315,541
                                                                      ---------

Additional Minimum Pension Liability
  Beginning Balance                                                      (2,246)
                                                                      ---------
  Required Minimum Liability Adjustment                                    --
     Ending Balance                                                      (2,246)
                                                                      ---------

     Total Stockholders' Equity                                       $ 442,168
                                                                      =========








The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                    Unaudited



                                                                    For the Quarter Ended
                                                                          March 31
                                                                    ---------------------
                                                                     1998        1997
                                                                     ----        ----

Cash Flows From Operating Activities
  Net Income                                                     $   4,071    $   9,284
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
       Deferred Taxes                                                  (54)       2,529
       Depreciation and Amortization                                 5,130        3,547
       Amortization of Capitalized Debt Costs                         --              9
       Equity in Loss of Unconsolidated Subsidiaries                 1,064          183
       Amortization of Excess of Net Assets Acquired Over Cost      (1,449)      (1,449)
       Common Stock Issued for Benefit Plans                           136          284
       Changes in Assets and Liabilities
         Accounts Receivable                                       (20,943)     (23,679)
         Inventories                                                57,501       22,379
         Prepaid Expenses                                            2,848        3,131
         Accounts Payable and Accrued Liabilities                  (15,725)      18,748
         Other - Net                                                    (2)        --
                                                                 ---------    ---------
           Net Cash Provided by Operating Activities                32,577       34,966
                                                                 ---------    ---------

Cash Flows from Investing Activities
  Capital Expenditures                                              (9,627)     (11,944)
  Purchase of Marketable Securities                                   --           (511)
  Sale of Marketable Securities                                       --          1,507
  Investment in Unconsolidated Subsidiaries                         (7,642)      (4,950)
  Other - Net                                                          247         (145)
                                                                 ---------    ---------
          Net Cash Used for Investing Activities                   (17,022)     (16,043)
                                                                 ---------    ---------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                      104,000         --
  Principal Payments on Revolving Line                            (121,900)        --
  Cash Dividend Payments                                              (660)        (657)
                                                                 ---------    ---------
          Net Cash Used for Financing Activities                   (18,560)        (657)
                                                                 ---------    ---------

          Net Increase (Decrease) in Cash and Cash Equivalents      (3,005)      18,266

Cash and Cash Equivalents - Beginning of Period                     12,570       24,914
                                                                 ---------    ---------

Cash and Cash Equivalents - End of Period                        $   9,565    $  43,180
                                                                 =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1998.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is comprised of net income and minimum pension liability adjustments. For the three-month periods ended March 31, 1998 and 1997, there were no adjustments to the minimum pension liability.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 6, 1998. For the purpose of these Notes to Consolidated Financial Statements, "Rouge Industries" or the "Company" refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

NOTE 2 - BING BLANKING, L.L.C.
On March 31, 1998, Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture between the Company and Bing Management II, L.L.C., acquired the machinery and equipment of Freedland Industries Corp., an automotive blanking and rollforming supplier, for $4,026,000. The acquisition was financed by a promissory note to the Company, which is expected to be repaid with the proceeds of a loan which Bing Blanking is currently negotiating. The Company acquired the land and building associated with this transaction for $2,212,000 and will lease them to Bing Blanking.

NOTE 3 - INTERNAL USE SOFTWARE COSTS
Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SoP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SoP No. 98-1 requires, in certain cases, capitalization of software costs that previously would have been expensed as incurred. Software costs capitalized in the first quarter of 1998 approximated $1,719,000 and will be depreciated over five years.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):


                                                         March 31      December 31
                                                          1998            1997
                                                          ----            ----
                                                        Unaudited

Production
 Raw Materials                                         $  44,946      $  84,169
 Semifinished and Finished Steel Products                142,737        160,017
                                                       ---------      ---------
   Total Production at FIFO                              187,683        244,186
 LIFO Reserve                                            (18,144)       (17,285)
                                                       ---------      ---------
   Total Production at LIFO                              169,539        226,901
Nonproduction and Sundry                                  21,427         21,416
                                                       ---------      ---------
Total Inventories                                       $190,966


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Spartan Steel Commitment. The Company has entered a joint venture with Worthington Industries, Inc. to construct and operate Spartan Steel Coating, L.L.C. ("Spartan Steel"), a cold rolled hot dipped galvanizing line near Monroe, Michigan. The project is expected to cost approximately $106,400,000. Rouge Industries will be responsible for 48 percent of the total, or approximately $51,100,000. Through March 31, 1998, the Company had invested $37,704,000 in Spartan Steel. The facility is expected to be placed into service in May, 1998.

Shiloh of Michigan, L.L.C. Loan Guaranty. The Company has agreed to guarantee a loan for Shiloh of Michigan, L.L.C. ("Shiloh of Michigan), its engineered steel blanking joint venture with Shiloh Industries, Inc. Rouge Industries guarantees 20 percent of the $30,000,000 line of credit. As of March 31, 1998, Shiloh of Michigan had borrowings of $28,000,000 outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty. The Company intends to guarantee a loan for approximately $8,000,000 to Bing Blanking. It is expected that Bing Blanking will have negotiated such a loan, and the corresponding guarantee, by the end of the second quarter. At that time, Bing Blanking is expected to repay its loan to the Company executed in connection with the acquisition discussed in Note 2.

Other than the matters discussed above, there have been no significant changes to the prior year-end consolidated financial statements.

NOTE 6 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 1998 or in the first quarter of 1997. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company's Class A Common Stock. All of these stock options will expire between 2004 and 2008.



                                       For the Quarter Ended                       For the Quarter Ended
                                           March 31, 1998                              March 31, 1997
                                    -----------------------------            --------------------------------
                                            (Unaudited)                                (Unaudited)
                                                         Range of                                   Range of
                                                         Exercise                                   Exercise
                                    Securities            Prices               Securities            Prices

Dilutive Securities                   18,586                $12.13                     -

Anti-dilutive Securities             297,250       $15.13 - $28.88               305,350        $21.00 - $28.88



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
      Total Sales. Total sales for Rouge Industries, Inc. ("Rouge Industries" or the "Company") decreased 4.6% in the first quarter of 1998 to $319.0 million from $334.2 million in the first quarter of 1997, a decrease of $15.2 million. The decrease in total sales resulted principally from lower steel product selling prices and shipments. Shipments decreased 2.2% in the first quarter of 1998 to 728,000 tons from 744,000 tons in the first quarter of 1997, a decrease of 16,000 tons.
      Costs and Expenses. Total costs and expenses decreased 3.2% in the first quarter of 1998 to $310.8 million from $321.3 million in the first quarter of 1997, a decrease of $10.5 million. Costs of goods sold decreased 3.9% in the first quarter of 1998 to $301.2 million from $313.6 million in the first quarter of 1997, a decrease of $12.4 million. The decrease in costs of goods sold was primarily due to the lower shipments discussed above. Costs of goods sold in the first quarter of 1998 were 94.4% of total sales, up from 93.8% of total sales in the first quarter of 1997. Depreciation and amortization increased 44.6% in the first quarter of 1998 to $5.1 million from $3.5 million in the first quarter of 1997, an increase of $1.6 million. The increase in depreciation and amortization reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of "B" blast furnace. Selling and administrative expenses increased 6.1% in the first quarter of 1998 to $5.9 million from $5.6 million in the first quarter of 1997, an increase of $300,000.
      Operating Income. Operating income decreased 37.1% in the first quarter of 1998 to $8.1 million from $12.9 million in the first quarter of 1997, a decrease of $4.8 million. The decrease in operating income was primarily due to lower steel product selling prices and shipments. Operating income represented 2.5% of total sales in the first quarter of 1998 compared to 3.9% of total sales in the first quarter of 1997.
      Interest Income. Interest income decreased in the first quarter of 1998 to $51,000 from $370,000 in the first quarter of 1997, a decrease of $319,000. Rouge Industries had an average daily cash and investment balance of $5.4 million in the first quarter of 1998 compared to $27.9 million in the first quarter of 1997.

      Interest Expense. Interest expense increased in the first quarter of 1998 to $425,000 from $79,000 in the first quarter of 1997, an increase of $346,000. Rouge Industries had an average level of outstanding debt of $23.3 million in the first quarter of 1998 and no outstanding indebtedness in the first quarter of 1997.
      Income Tax Provision. The income tax provision decreased 45.8% in the first quarter of 1998 to $2.2 million from $4.1 million in the first quarter of 1997, a decrease of $1.9 million. The lower income tax provision in the first quarter of 1998 was a function of lower taxable income.
      Net Income. Net income decreased 56.2% in the first quarter of 1998 to $4.1 million from $9.3 million in the first quarter of 1997, a decrease of $5.2 million. The decrease in net income was primarily due to lower steel product selling prices and shipments.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents on March 31, 1998 totaled $9.6 million compared to $12.6 million on December 31, 1997, a decrease of $3.0 million.
      Cash Flows from Operating Activities. Net cash provided by operating activities decreased 6.8% in the first quarter of 1998 to $32.6 million from $35.0 million in the first quarter of 1997, a decrease of $2.4 million. Net cash provided by operating activities was primarily attributable to cash used for accounts receivable and accounts payable offset by cash provided by lower inventories. Inventories were lower on March 31, 1998 than on December 31, 1997 primarily because of pellet consumption. During the first quarter of each year, the Great Lakes shipping channels are closed and pellets cannot be shipped to Rouge Steel.
      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 2.2% in the first quarter of 1998 to $17.3 million from $16.9 million in the first quarter of 1997, an increase of $400,000. The first quarter 1998 capital expenditures were primarily made to upgrade computer systems and invest in Spartan Steel Coating, L.L.C. ("Spartan Steel"), the Company's joint venture hot dipped galvanizing line with Worthington Steel of Michigan. During the rest of 1998, it is anticipated that an additional $30 million will be paid or accrued for capital projects and investment in unconsolidated subsidiaries. The largest projects during the remainder of 1998 include an improved shipping facility, the continued upgrade of computer systems and additional investments in Spartan Steel. The remaining capital expenditures will be generally directed at improving and maintaining the Company's fixed assets and plant efficiency to enhance the Company's competitive position in the marketplace.
      Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. The Company had no borrowings under the facility on March 31, 1998. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

RECENT DEVELOPMENTS

      On March 31, 1998, Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture between Rouge Industries and Bing Management II, L.L.C., acquired the machinery and equipment of Freedland Industries Corp. in Dearborn, Michigan. Rouge Industries acquired the land and building associated with this transaction and will lease them to Bing Blanking for its blanking and rollforming operations.

YEAR 2000 COMPLIANCE

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems and operating equipment to malfunction in the year 2000 which could lead to business and manufacturing disruptions. Rouge Industries is in the process of assessing the extent of the year 2000 issue; however, management has determined that it will be required to modify or replace significant portions of the Company's software and hardware so that its systems will properly function beyond December 31, 1999. The Company has begun replacing its computer software and hardware to address this issue and estimates that capital expenditures between $7 million and $9 million will be made. Additionally, Rouge Industries estimates that between $7 million and $10 million of expense will be incurred to remediate existing computer systems and equipment that are not year-2000 compliant.

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

      As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations, and
(vi) higher than expected operating costs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 5.  Other Events

      On March 5, 1998, Rouge Industries' board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on April 24, 1998 to stockholders of record on April 10, 1998. The total amount of dividends to be paid is $660,000.

Item 6.  Exhibits and Reports on Form 8-K

      (a)      The following exhibits are included in this report.

     Exhibit Number        Description of Exhibit

         10.1 First Amended and Restated Operating Agreement for Bing Blanking, L.L.C.

         15                Price Waterhouse LLP Awareness Letter

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 23, 1998               ROUGE INDUSTRIES, INC.

                                    By:          /s/ Carl L. Valdiserri
                                                 ------------------------
                                    Name:        Carl L. Valdiserri
                                    Title:       Chairman of the Board and
                                                 Chief Executive Officer



Date:  April 23, 1998               By:          /s/ Gary P. Latendresse
                                                 -----------------------
                                    Name:        Gary P. Latendresse
                                    Title:       Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number          Description of Exhibit

     10.1               First Amended and Restated Operating Agreement for Bing
                        Blanking, L.L.C.

     15                 Price Waterhouse LLP Awareness Letter

     27                 Financial Data Schedule