Form 10-Q
period 1998-06-30
ROUGE INDUSTRIES INC
filed 1998-07-23
CIK 918577

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998
                                       OR
  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                         Commission File Number 1-12852


                             ROUGE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     38-3340770
    (State of Incorporation)               (I.R.S. Employer Identification No.)

            3001 MILLER ROAD, P.O. BOX 1699, DEARBORN, MI 48121-1699
                    (Address of principal executive offices)

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
Yes    X           No
   --------          ----------


The number of shares of common stock issued and outstanding as of July 17, 1998 was 22,020,873. This amount includes 14,458,473 shares of Class A Common Stock and 7,692,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998



                                      INDEX



                                                                                                                           PAGE

PART I - FINANCIAL INFORMATION


  Item 1.      Consolidated Financial Statements

               Report of Independent Accountants...............................................................................3

               Consolidated Balance Sheets.....................................................................................4

               Consolidated Statements of Operations...........................................................................6

               Consolidated Statements of Changes in Stockholders' Equity......................................................7

               Consolidated Statements of Cash Flows...........................................................................8

               Notes to Consolidated Financial Statements......................................................................9

  Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................................................11



PART II - OTHER INFORMATION


  Item 1.      Legal Proceedings..............................................................................................17

  Item 4.      Submission of Matters to a Vote of Security Holders............................................................17

  Item 5.      Other Events...................................................................................................18

  Item 6.      Exhibits and Reports on Form 8-K...............................................................................18

                     [PricewaterhouseCoopers LLP Letterhead]

                        REPORT OF INDEPENDENT ACCOUNTANTS

July 17, 1998


To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 10 of this report on Form 10-Q as of June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information, as of June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements





                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)



                                                                  June 30       December 31
Assets                                                             1998            1997
                                                                   ----            ----
                                                                 Unaudited

Current Assets
  Cash and Cash Equivalents                                      $ 27,398          $ 12,570
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $11,641 and $6,333)                                    124,664           101,590
     Affiliates                                                     7,180             9,876
  Inventories                                                     215,316           248,317
  Other Current Assets                                              2,884             8,562
                                                                 --------          --------
     Total Current Assets                                         377,442           380,915
                                                                 --------          --------


Property, Plant, and Equipment
  Land                                                                366                 -
  Buildings and Improvements                                       26,357            24,718
  Machinery and Equipment                                         276,045           275,489
  Construction in Progress                                          9,264            10,517
                                                                 --------          --------
     Subtotal                                                     312,032           310,724
  Less:  Accumulated Depreciation                                 (50,168)          (42,162)
                                                                 --------          --------
     Net Property, Plant, and Equipment                           261,864           268,562
                                                                 --------          --------

Investment in Unconsolidated Subsidiaries                          64,305            50,936
                                                                 --------          --------
Deferred Charges and Other                                         27,281            28,096
                                                                 --------          --------
     Total Assets                                                $730,892          $728,509
                                                                 ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)


Liabilities and Stockholders' Equity


                                                                                        June 30         December 31
                                                                                          1998             1997
                                                                                          ----             ----
                                                                                        Unaudited
Current Liabilities
  Accounts Payable
     Trade                                                                               $161,213         $152,917
     Affiliates                                                                            11,589           13,924
  Accrued Vacation Pay                                                                     11,951           11,007
  Taxes Other than Income                                                                   1,944            4,312
  Other Accrued Liabilities                                                                26,203           21,579
                                                                                         --------         --------
     Total Current Liabilities                                                            212,900          203,739
                                                                                         --------         --------
Long Term Debt                                                                                  -           17,900
                                                                                         --------         --------
Other Liabilities                                                                          61,756           56,969
                                                                                         --------         --------
Excess of Net Assets Acquired Over Cost                                                     8,382           11,280
                                                                                         --------         --------
Commitments and Contingencies (Note 5)

Stockholders' Equity
  Common Stock
  Class A, 80,000,000 shares authorized with 14,452,929 and 14,428,219 issued and outstanding as of June 30, 1998 and
   December 31, 1997, respectively                                                            144              144
  Class B, 7,562,400 shares authorized, issued, and
   outstanding                                                                                 76               76
  Capital in Excess of Par Value                                                          128,850          128,517
  Retained Earnings                                                                       321,030          312,130
  Additional Minimum Pension Liability                                                     (2,246)          (2,246)
                                                                                         --------         --------
     Total Stockholders' Equity                                                           447,854          438,621
                                                                                         --------         --------
     Total Liabilities and Stockholders' Equity                                          $730,892         $728,509
                                                                                         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)
                                    Unaudited


                                                                  For the Quarter Ended             For the Six Months Ended
                                                                         June 30                             June 30
                                                                         -------                             -------
                                                                    1998         1997                 1998            1997
                                                                    ----         ----                 ----            ----
Sales
  Unaffiliated Customers                                        $276,418        $303,334            $558,290         $594,797
  Affiliates                                                      29,583          51,871              66,663           94,580
                                                                --------        --------            --------         --------
     Total Sales                                                 306,001         355,205             624,953          689,377
                                                                --------        --------            --------         --------

Costs and Expenses

  Costs of Goods Sold                                            288,240         332,810             589,478          646,413
  Depreciation and Amortization                                    4,240           3,671               9,370            7,218
  Selling and Administrative Expenses                              6,744           6,197              12,670           11,782
  Amortization of Excess of Net Assets Acquired
   Over Cost                                                      (1,449)         (1,449)             (2,898)          (2,898)
                                                                --------        --------            --------         --------
     Total Costs and Expenses                                    297,775         341,229             608,620          662,515
                                                                --------        --------            --------         --------

Operating Income                                                   8,226          13,976              16,333           26,862

Interest Income                                                      975             569               1,026              939
Interest Expense                                                       7             (96)               (418)            (175)
Other - Net                                                         (380)            335                (766)             705
                                                                --------        --------            --------         --------
Income Before Income Taxes and Equity in
  Loss of Unconsolidated Subsidiaries                              8,828          14,784              16,175           28,331
Income Tax Provision                                              (2,236)         (3,638)             (4,448)          (7,718)
                                                                --------        --------            --------         --------
Income Before Equity in Loss of
  Unconsolidated Subsidiaries                                      6,592          11,146              11,727           20,613
Equity in Loss of Unconsolidated Subsidiaries                       (442)           (524)             (1,506)            (707)
                                                                --------        --------            --------         --------
     Net Income                                                 $  6,150        $ 10,622            $ 10,221         $ 19,906
                                                                ========        ========            ========         ========


Per Share Amounts

Net Income - Basic and Diluted                                  $   0.28        $   0.48            $   0.46         $   0.91
                                                                ========        ========            ========         ========

Cash Dividends Declared                                         $   0.03        $   0.03            $   0.06         $   0.06
                                                                ========        ========            ========         ========

Weighted Average Shares Outstanding                           22,004,525      21,921,783          22,001,422       21,917,956
                                                              ==========      ==========          ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                    Unaudited


                                                              For the Quarter Ended            For the Six Months Ended
                                                                  June 30, 1998                      June 30, 1998
                                                                  -------------                      -------------
Common Stock
  Beginning and Ending Balance                                      $    220                           $    220

Capital in Excess of Par Value
  Beginning Balance                                                  128,653                            128,517
  Common Stock Issued for Benefit Plans                                  197                                333
                                                                    --------                           --------
      Ending Balance                                                 128,850                            128,850
                                                                    --------                           --------



Retained Earnings
  Beginning Balance                                                  315,541                            312,130
  Net Income and Comprehensive Income                                  6,150                             10,221
  Cash Dividends Declared                                               (661)                            (1,321)
                                                                    --------                           --------
      Ending Balance                                                 321,030                            321,030
                                                                    --------                           --------


Additional Minimum Pension Liability
  Beginning and Ending Balance                                        (2,246)                            (2,246)
                                                                    --------                           --------


      Total Stockholders' Equity                                    $447,854                           $447,854
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

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                    Unaudited

                                                                                                     For the Six Months Ended
                                                                                                               June 30
                                                                                                               -------
                                                                                                      1998               1997
                                                                                                      ----               ----
Cash Flows From Operating Activities
  Net Income                                                                                        $ 10,221            $ 19,906
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Deferred Taxes                                                                                      180               6,469
     Depreciation and Amortization                                                                     9,370               7,218
        Amortization of Capitalized Debt Costs                                                             -                  18
     Equity in Loss of Unconsolidated Subsidiaries                                                     1,506                 707
     Amortization of Excess of Net Assets Acquired Over Cost                                          (2,898)             (2,898)
     Common Stock Issued for Benefit Plans                                                               333                 482
  Changes in Assets and Liabilities:
     Accounts Receivable                                                                             (13,767)            (30,546)
     Inventories                                                                                      33,682              41,909
     Prepaid Expenses                                                                                  5,085               5,047
     Accounts Payable and Accrued Liabilities                                                         22,987              16,842
     Other - Net                                                                                          (8)                 (1)
                                                                                                    --------            --------
        Net Cash Provided by Operating Activities                                                     66,691              65,153
                                                                                                    --------            --------

Cash Flows From Investing Activities
  Capital Expenditures                                                                               (16,556)            (27,468)
  Purchase of Marketable Securities                                                                        -              (3,311)
  Sale of Marketable Securities                                                                            -               1,004
  Investment in Unconsolidated Subsidiaries                                                          (16,334)            (22,732)
  Other - Net                                                                                            247                (369)
                                                                                                    --------            --------
     Net Cash Used for Investing Activities                                                          (32,643)            (52,876)
                                                                                                    --------            --------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                                                        126,100                   -
  Principal Payments on Revolving Line                                                              (144,000)                  -
  Cash Dividend Payments                                                                              (1,320)             (1,315)
                                                                                                    --------            --------
     Net Cash Used for Financing Activities                                                          (19,220)             (1,315)
                                                                                                    --------            --------

     Net Increase in Cash and Cash Equivalents                                                        14,828              10,962

  Cash and Cash Equivalents - Beginning of Period                                                     12,570              24,914
                                                                                                    --------            --------

  Cash and Cash Equivalents - End of Period                                                         $ 27,398            $ 35,876
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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is comprised of net income and minimum pension liability adjustments. For the three-month and six-month periods ended June 30, 1998 and 1997, there were no adjustments to the minimum pension liability.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 6, 1998. For the purpose of these Notes to Consolidated Financial Statements "Rouge Industries" or the "Company" refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 - BING BLANKING, L.L.C.

On March 31, 1998, Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture between the Company and Bing Management II, L.L.C., acquired the machinery and equipment of Freedland Industries, Corp., an automotive blanking and rollforming supplier, for $4,026,000. The acquisition was financed by a loan to Bing Blanking from the Company. Bing Blanking is presently negotiating a bank loan. The Company expects to be repaid all but $3,000,000 of its loan to Bing Blanking with the proceeds of the bank loan. The Company acquired the land and building associated with the Bing Blanking acquisition for $2,212,000 and is leasing them to Bing Blanking.

NOTE 3 - INTERNAL USE SOFTWARE COSTS

Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires, in certain cases, capitalization of software costs that previously would have been expensed as incurred. Software costs capitalized in the three-month and six-month periods ended June 30, 1998 were $586,000 and $2,305,000, respectively. These capitalized software costs will be amortized over the lesser of 60 months or the useful life of the software.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                            June 30             December 31
                                                              1998                  1997
                                                              ----                  ----
                                                            Unaudited
Production
    Raw Materials                                            $ 55,371              $ 84,169
    Semifinished and Finished Steel Products                  156,293               160,017
                                                             --------              --------
        Total Production at FIFO                              211,664               244,186
  LIFO Reserve                                                (19,191)              (17,285)
                                                             --------              --------
        Total Production at LIFO                              192,473               226,901
Nonproduction and Sundry                                       22,843                21,416
                                                             --------              --------
        Total Inventories                                    $215,316              $248,317
                                                             ========              ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Shiloh of Michigan, L.L.C. Loan Guaranty. Rouge Industries guarantees 20 percent of a $30,000,000 line of credit for Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), the Company's engineered steel blanking joint venture with Shiloh Industries, Inc. As of June 30, 1998, Shiloh of Michigan had borrowings of $25,000,000 outstanding under its line of credit.

NOTE 6 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and six-month periods ended June 30, 1998 and 1997. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than average market price of the Company's Class A Common Stock. All of these stock options will expire between 2004 and 2008.

                                                             For the Quarter Ended June 30
                                     ---------------------------------------------------------------------------
                                                 1998                                        1997
                                     --------------------------------            -------------------------------
                                                        Range of                                    Range of
                                     Securities      Exercise Prices             Securities      Exercise Prices
                                     ----------      ----------------            ----------      ---------------
Dilutive Securities                   14,670                  $12.13                  20                  $15.13

Anti-dilutive Securities             298,750         $14.63 - $28.88             303,200         $21.00 - $28.88


                                                             For the Six Months Ended June 30
                                     ---------------------------------------------------------------------------
                                                 1998                                        1997
                                     --------------------------------            -------------------------------
                                                        Range of                                    Range of
                                     Securities      Exercise Prices             Securities      Exercise Prices
                                     ----------      ----------------            ----------      ---------------
Dilutive Securities                   16,651                  $12.13                   -

Anti-dilutive Securities             298,750         $14.63 - $28.88             304,700         $21.00 - $28.88

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

      Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, "Rouge Industries" or the "Company") decreased 13.9% in the second quarter of 1998 to $306.0 million from $355.2 million in the second quarter of 1997, a decrease of $49.2 million. The decrease in total sales was caused principally by a decrease in steel product shipments. Shipments decreased 13.8% in the second quarter of 1998 to 692,000 net tons from 803,000 net tons in the second quarter of 1997, a decrease of 111,000 net tons. Rouge Steel's shipments were lower in the second quarter of 1998 primarily because of production issues at the blast furnaces and downstream facilities and, to a lesser extent, the strike at General Motors Corporation, the Company's fourth largest customer. The effect on the Company of the decrease in total sales resulting from lower shipments was intensified by lower steel product selling prices in the second quarter of 1998.
      Costs and Expenses. Total costs and expenses decreased 12.7% in the second quarter of 1998 to $297.8 million from $341.2 million in the second quarter of 1997, a decrease of $43.4 million. Costs of goods sold decreased 13.4% in the second quarter of 1998 to $288.2 million from $332.8 million in the second quarter of 1997, a decrease of $44.6 million. The decrease in costs of goods sold was due to lower shipments and was partially offset by price increases on raw materials and energy and costs associated with the blast furnace and downstream facility production issues. Costs of goods sold in the second quarter of 1998 was 94.1% of total sales, up from 93.7% of total sales in the second quarter of 1997, due to steel product selling price reductions and the cost increases discussed above. Depreciation and amortization increased 15.5% in the second quarter of 1998 to $4.2 million from $3.7 million in the second quarter of 1997, an increase of $700,000. The increase in depreciation and amortization reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of the Company's smaller blast furnace.
      Operating Income. Primarily as a result of lower shipments and steel product selling prices, raw material and energy price increases, and costs associated with blast furnace and downstream facility production issues, operating income decreased 41.1% in the second quarter of 1998 to $8.2 million from $14.0 million in the second quarter of 1997, a decrease of $5.8 million. Operating income represented 2.7% of total sales in the second quarter of 1998 compared to 3.9% of total sales in the second quarter of 1997.
      Income Tax Provision. The lower income tax provision in the second quarter of 1998 was a function of lower taxable income.
      Net Income. Net income decreased 42.1% in the second quarter of 1998 to $6.1 million from $10.6 million in the second quarter of 1997, a decrease of $4.5 million. The decrease in net income is attributable to lower steel product selling prices and shipments, raw material and energy price increases, and costs associated with blast furnace and downstream facility production issues, partially offset by a lower income tax provision.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

      Total Sales. Total sales decreased 9.3% in the first half of 1998 to $625.0 million from $689.4 million in the first half of 1997, a decrease of $64.4 million. The decrease in total sales was caused principally by lower steel product shipments. Steel product shipments decreased 8.2% in the first half of 1998 to 1,420,000 net tons from 1,547,000 net tons in the first half of 1997, a decrease of 127,000 net tons. Rouge Industries' shipments were lower in the first half of 1998 primarily because of blast furnace and downstream facility production issues. The effect on the Company of the decrease in total sales resulting from lower shipments was intensified by lower steel product selling prices in the first half of 1998.

      Costs and Expenses. Total costs and expenses decreased 8.1% in the first half of 1998 to $608.6 million from $662.5 million in the first half of 1997, a decrease of $53.9 million. Costs of goods sold decreased 8.8% in the first half of 1998 to $589.5 million from $646.4 million in the first half of 1997, a decrease of $56.9 million. The decrease in costs of goods sold was primarily due to lower shipments and blast furnace and downstream facility production issues. Costs of goods sold in the first half of 1998 was 94.3% of total sales, compared to 93.8% of total sales in the first half of 1997. Depreciation and amortization increased 29.7% in the first half of 1998 to $9.4 million from $7.2 million in the first half of 1997, an increase of $2.2 million. The increase in depreciation and amortization reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of the Company's smaller blast furnace.
      Operating Income. Operating income decreased 39.2% in the first half of 1998 to $16.3 million from $26.9 million in the first half of 1997, a decrease of $10.6 million. Operating income represented 2.6% of total sales in the first half of 1998 compared to 3.9% of total sales in the first half of 1997, primarily because of steel product selling price reductions.
      Income Tax Provision. The lower income tax provision in the first half of 1998 was a function of lower taxable income.
      Net Income. Net income decreased 48.7% in the first half of 1998 to $10.2 million from $19.9 million in the first half of 1997, a decrease of $9.7 million. The decrease in net income is primarily attributable to lower steel product selling prices and shipments.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents on June 30, 1998 totaled $27.4 million compared to $12.6 million on December 31, 1997, an increase of $14.8 million.
      Cash Flows From Operating Activities. Net cash provided by operating activities increased 2.4% in the first half of 1998 to $66.7 million from $65.2 million in the first half of 1997, an increase of $1.5 million. Net cash provided by operating activities was primarily attributable to accounts receivable, inventories and accrued liabilities.
      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased in the first half of 1998 to $32.9 million from $50.2 million in the first half of 1997, a decrease of $17.3 million. The expenditures made in the first half of 1998 were primarily for computer system upgrades and investment in Spartan Steel Coating, L.L.C. ("Spartan Steel"), Rouge Industries' 48%-owned cold rolled hot dip galvanizing joint venture with Worthington Industries, Inc. During the remainder of 1998, it is anticipated that an additional $15 million will be accrued for capital items and investments in unconsolidated subsidiaries, the most significant of which are expansion of the Company=s shipping facility and additional investments in Spartan Steel. The remaining capital expenditures are generally directed at improving plant efficiency and product quality.
      Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. The Company had no borrowings under the facility as of June 30, 1998. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

YEAR 2000 READINESS

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may result in computer systems being unable to properly interpret dates in the year 2000 and beyond causing computer systems and operating equipment to malfunction which could lead to business and manufacturing disruptions. The Company has performed a high-level assessment of the Year 2000 issue and management has determined that it will be required to modify or replace significant portions of the Company=s software and hardware so that its systems will properly interpret dates beyond January 1, 2000. Management=s efforts have also included communication with the Company's significant suppliers and customers to determine the extent to which Rouge Industries' systems are vulnerable to any failures by suppliers and customers to address the Year 2000 issue. In many cases, the Company will replace older hardware and software with new equipment, programs and systems which will significantly upgrade the existing functionality and Rouge Industries estimates that capital expenditures between $6 and $8 million will be made with respect to these upgrades. Additionally, the Company expects to incur between $5 and $7 million of expense to remediate existing computer systems and equipment that are not Year-2000 ready. All remediation is targeted for completion by the first quarter of 1999 with testing projected to be complete by the second quarter of 1999.
      The costs and timing of the Year-2000 project are based on management's best estimates, which were derived using assumptions of future events. There can be no guarantee that actual costs will not exceed such estimates or that the project will be completed on time. Specific factors which might cause higher actual costs or delays include the availability and cost of trained personnel, the ability to locate all computer codes requiring correction and the failure of third parties to remediate their own potential problems related to the Year 2000 issue.

OUTLOOK

      Blast Furnace Outage. Blast furnace production during the first half of 1998 was lower than anticipated as the new raw material handling system and the Company's smaller blast furnace, which returned to operation after a major reline and repair, encountered operating problems. The problems have been largely resolved but minor repairs need to be made to the blast furnace which are expected to result in an eight- to ten-day outage. The outage, scheduled to occur in August, is expected to cause the Company to lose approximately 25,000 tons of hot metal production.


      General Motors Strike. General Motors Corporation ("GM") is experiencing labor disputes resulting in strikes at two of its plants in Flint, Michigan which have curtailed production at most GM facilities. The length of the strike is uncertain. The Company anticipates that its shipments in the third quarter could decline by eight to ten percent over second quarter levels as a result of the strike.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      The matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost reduction strategies, product mix, anticipated capital expenditures, Year-2000 readiness costs and other future plans and strategies.
      As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations, and
(vi) higher than expected operating costs.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

      From time to time, Rouge Industries is a defendant in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

      Rouge Industries' Annual Meeting of Stockholders was held on May 7, 1998. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

      1) Both nominees for Class I Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                               For                  Withheld
                                               ---                  --------
               Louis D. Camino                31,923,117              36,098
               Peter J. Pestillo              31,923,817              35,398


      2) The Rouge Steel Company Stock Incentive Plan (the "1998 Stock Incentive Plan") was adopted.

                                                                 For           Against        Abstain
                                                                 ---           -------        -------
               Adoption of the 1998 Stock Incentive Plan       31,692,414        86,621       180,180


      3) The appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                                                         For          Against       Abstain
                                                                         ---          -------       -------
               Ratification of the appointment of
               PricewaterhouseCoopers LLP as Rouge
               Industries= independent public accountants for
               the fiscal year ending December 31, 1998               31,938,416       7,875       12,925


Item 5.           Other Events

      On May 7, 1998, Rouge Industries' board of directors declared a $0.03 per share dividend on the Company's common stock. The dividend will be payable on July 24, 1998 to stockholders of record on July 10, 1998. The total amount of dividends to be paid is approximately $660,000.

Item 6.           Exhibits and Reports on Form 8-K

      (a)         The following exhibits are included in this report.

                  Exhibit Number                  Description of Exhibit
                  --------------                  ----------------------
                           15                     PricewaterhouseCoopers LLP
                                                  Awareness Letter

                           27                     Financial Data Schedule

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 23, 1998                  ROUGE INDUSTRIES, INC.

                                      By:        /s/ Carl L. Valdiserri
                                                 ----------------------------
                                      Name:      Carl L. Valdiserri
                                      Title:     Chairman of the Board and
                                                 Chief Executive Officer



Date:  July 23, 1998                  By:        /s/ Gary P. Latendresse
                                                 ----------------------------
                                      Name:      Gary P. Latendresse
                                      Title:     Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                   Description of Exhibit
--------------                   ----------------------


      15                         PricewaterhouseCoopers LLP Awareness Letter

      27                         Financial Data Schedule