Form 10-Q
period 1998-09-30
ROUGE INDUSTRIES INC
filed 1998-10-23
CIK 918577

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1998
                                       OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                -----------   ----------
                         Commission File Number 1-12852


                             ROUGE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  38-3340770
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

The number of shares of common stock issued and outstanding as of October 21, 1998 was 22,059,518 which includes 14,497,118 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX



                                                                                    PAGE

PART I - FINANCIAL INFORMATION


 Item 1.  Consolidated Financial Statements

          Report of Independent Accountants..........................................3

          Consolidated Balance Sheets................................................4

          Consolidated Statements of Operations......................................6

          Consolidated Statements of Changes in Stockholders' Equity.................7

          Consolidated Statements of Cash Flows......................................8

          Notes to Consolidated Financial Statements.................................9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................12



PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings.........................................................20

 Item 5.  Other Events..............................................................20

 Item 6.  Exhibits and Reports on Form 8-K..........................................20

                        REPORT OF INDEPENDENT ACCOUNTANTS



October 20, 1998


To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 11 of this report on Form 10-Q as of September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997, for it to be in conformity with generally accepted accounting principles.

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





/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

             FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements





                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                    September 30      December 31
Assets                                                  1998             1997
                                                        ----             ----
                                                      Unaudited
Current Assets
  Cash and Cash Equivalents                          $   7,761        $  12,570
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $11,941 and $6,333)                         130,166          101,590
     Affiliates                                          5,033            9,876
  Inventories                                          230,163          248,317
  Other Current Assets                                  17,200            8,562
                                                     ---------        ---------
     Total Current Assets                              390,323          380,915
                                                     ---------        ---------


Property, Plant, and Equipment
  Land                                                     366                -
  Buildings and Improvements                            25,449           24,718
  Machinery and Equipment                              280,727          275,489
  Construction in Progress                               8,014           10,517
                                                     ---------        ---------
     Subtotal                                          314,556          310,724
  Less:  Accumulated Depreciation                      (53,439)         (42,162)
                                                     ---------       ----------
      Net Property, Plant, and Equipment               261,117          268,562
                                                     ---------        ---------

Investment in Unconsolidated Subsidiaries               65,149           50,936
                                                     ---------        ---------

Deferred Charges and Other                              20,038           28,096
                                                     ---------        ---------

     Total Assets                                    $ 736,627        $ 728,509
                                                     =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)


Liabilities and Stockholders' Equity


                                                                                       September 30      December 31
                                                                                           1998             1997
                                                                                           ----             ----
                                                                                         Unaudited
Current Liabilities
  Accounts Payable
    Trade                                                                                $151,530         $152,917
    Affiliates                                                                              9,162           13,924
  Accrued Vacation Pay                                                                     11,758           11,007
  Taxes Other than Income                                                                   7,634            4,312
  Other Accrued Liabilities                                                                26,554           21,579
                                                                                         --------         --------
    Total Current Liabilities                                                             206,638          203,739
                                                                                         --------         --------

Long-Term Debt                                                                              6,100           17,900
                                                                                         --------         --------

Other Liabilities                                                                          63,892           56,969
                                                                                         --------         --------

Excess of Net Assets Acquired Over Cost                                                     6,936           11,280
                                                                                         --------         --------

Stockholders' Equity
 Common Stock
 Class A, 80,000,000 shares authorized with 14,487,808 and 14,428,219 issued and outstanding as of September 30, 1998 and
  December 31, 1997, respectively                                                             144              144
 Class B, 8,690,400 shares authorized with 7,562,400 issued and
  outstanding                                                                                  76               76
 Capital in Excess of Par Value                                                           129,176          128,517
 Retained Earnings                                                                        325,911          312,130
 Additional Minimum Pension Liability                                                      (2,246)          (2,246)
                                                                                         --------         --------
   Total Stockholders' Equity                                                             453,061          438,621
                                                                                         --------         --------
   Total Liabilities and Stockholders' Equity                                            $736,627         $728,509
                                                                                         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)
                                    Unaudited


                                                                     For the Quarter Ended          For the Nine Months Ended
                                                                         September 30                     September 30
                                                                         ------------                     ------------
                                                                    1998             1997           1998               1997
                                                                    ----             ----           ----               ----
Sales

  Unaffiliated Customers                                       $   241,960        $  276,174     $  800,250        $  870,971
  Affiliates                                                        27,719            44,533         94,383           139,113
                                                               -----------        ----------     ----------        ----------
     Total Sales                                                   269,679           320,707        894,633         1,010,084
                                                               -----------        ----------     ----------        ----------
Costs and Expenses

  Costs of Goods Sold                                              251,827           303,964        841,309           950,377
  Depreciation and Amortization                                      5,128             3,808         14,498            11,026
  Selling and Administrative Expenses                                5,285             5,523         17,954            17,305
  Amortization of Excess of Net Assets Acquired
   Over Cost                                                        (1,449)           (1,449)        (4,347)           (4,347)
                                                               -----------        ----------     ----------        ----------
     Total Costs and Expenses                                      260,791           311,846        869,414           974,361
                                                               -----------        ----------     ----------        ----------

Operating Income                                                     8,888             8,861         25,219            35,723
Interest Income                                                        224               315          1,250             1,254
Interest Expense                                                      (260)             (107)          (677)             (282)
Other - Net                                                         (1,683)             (301)        (2,448)              404
                                                               -----------        ----------     ----------        ----------
Income Before Income Taxes and Equity
  in Loss of Unconsolidated Subsidiaries                             7,169             8,768         23,344            37,099
Income Tax Provision                                                (1,211)           (1,387)        (5,659)           (9,105)
                                                               -----------        ----------     ----------        ----------

Income Before Equity in Loss of
  Unconsolidated Subsidiaries                                        5,958             7,381         17,685            27,994
Equity in Loss of Unconsolidated Subsidiaries                         (415)             (402)        (1,921)           (1,109)
                                                               -----------        ----------     ----------        ----------
     Net Income                                                $     5,543        $    6,979     $   15,764        $   26,885
                                                               ===========        ==========     ==========        ==========


Per Share Amounts

Net Income - Basic and Diluted                                 $      0.25       $      0.32    $      0.72        $     1.23
                                                               ===========       ===========    ===========        ==========
Cash Dividends Declared                                        $      0.03       $      0.03    $      0.09        $     0.09
                                                               ===========       ===========    ===========        ==========
Weighted Average Shares Outstanding                             22,030,543        21,941,641     22,011,236        21,925,938
                                                               ===========       ===========    ===========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                    Unaudited










                                           For the Quarter Ended            For the Nine Months Ended
                                            September 30, 1998                 September 30, 1998
                                            ------------------                 ------------------


Common Stock
  Beginning and Ending Balance                 $       220                        $      220
                                               -----------                        ----------



Capital in Excess of Par Value
  Beginning Balance                                128,850                           128,517
  Common Stock Issued for Benefit Plans                326                               659
                                               -----------                        ----------
  Ending Balance                                   129,176                           129,176
                                               -----------                        ----------



Retained Earnings
  Beginning Balance                                321,030                           312,130
  Net Income and Comprehensive Income                5,543                            15,764
  Cash Dividends Declared                             (662)                           (1,983)
                                               -----------                        ----------
  Ending Balance                                   325,911                           325,911
                                               -----------                        ----------


Additional Minimum Pension Liability
  Beginning and Ending Balance                      (2,246)                           (2,246)
                                               -----------                        ----------

Total Stockholders' Equity                     $   453,061                        $  453,061
                                               ===========                        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                    Unaudited

                                                                      For the Nine Months Ended
                                                                             September 30
                                                                             ------------
                                                                        1998               1997
                                                                        ----               ----
Cash Flows From Operating Activities
  Net Income                                                        $   15,764            $ 26,885
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Proceeds from Property Tax Settlement                                   -                 710
     Deferred Taxes                                                       (596)             14,316
     Depreciation and Amortization                                      14,498              11,026
     Amortization of Capitalized Debt Costs                                  -                  27
     Equity in Loss of Unconsolidated Subsidiaries                       1,921               1,109
     Amortization of Excess of Net Assets Acquired Over Cost            (4,347)             (4,347)
     Common Stock Issued for Benefit Plans                                 659                 982
  Changes in Assets and Liabilities:
     Accounts Receivable                                               (17,122)            (16,762)
     Inventories                                                        18,361                 735
     Prepaid Expenses                                                     (913)             (1,572)
     Accounts Payable and Accrued Liabilities                           16,841              38,294
     Other - Net                                                            (4)                  1
                                                                    ----------            --------
        Net Cash Provided by Operating Activities                       45,062              71,404
                                                                    ----------            --------

Cash Flows From Investing Activities
  Capital Expenditures                                                 (18,321)            (48,923)
  Purchase of Marketable Securities                                          -              (3,311)
  Sale of Marketable Securities                                              -               5,350
  Investment in Unconsolidated Subsidiaries                            (18,040)            (28,030)
  Other - Net                                                              273              (1,057)
                                                                    ----------            --------
     Net Cash Used for Investing Activities                            (36,088)            (75,971)
                                                                    ----------            --------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                          226,200              16,500
  Principal Payments on Revolving Line                                (238,000)            (16,500)
  Cash Dividend Payments                                                (1,983)             (1,973)
                                                                    ----------            --------
     Net Cash Used For Financing Activities                            (13,783)             (1,973)
                                                                    ----------            --------

     Net (Decrease) Increase in Cash and Cash Equivalents               (4,809)             (6,540)

  Cash and Cash Equivalents - Beginning of Period                       12,570              24,914
                                                                    ----------            --------

  Cash and Cash Equivalents - End of Period                         $    7,761            $ 18,374
                                                                    ==========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is comprised of net income and minimum pension liability adjustments. For the three-month and nine-month periods ended September 30, 1998 and 1997, there were no adjustments to the minimum pension liability.

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

NOTE 2 - BING BLANKING, L.L.C.

On March 31, 1998, Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture between the Company and Bing Management II, L.L.C., acquired the machinery and equipment of Freedland Industries Corp., an automotive blanking and rollforming supplier, for $4,026,000. The acquisition was financed by a loan to Bing Blanking from the Company. During the third quarter of 1998, Bing Blanking negotiated a bank loan and repaid the Company all but $3,000,000 of the Company's loan to Bing Blanking with the proceeds of the bank loan. The Company acquired the land and building associated with the Bing Blanking acquisition for $2,212,000 and is leasing them to Bing Blanking.

NOTE 3 - INTERNAL USE SOFTWARE COSTS

Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires, in certain cases, capitalization of software costs that previously would have been expensed as incurred. Software costs capitalized in the three-month and nine-month periods ended September 30, 1998 were $186,000 and $2,491,000, respectively. These capitalized software costs will be amortized over the lesser of 60 months or the useful life of the software.

NOTE 4 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):


                                               September 30          December 31
                                                    1998                1997
                                                    ----                ----
                                                 Unaudited
Production
    Raw Materials                                $ 53,492             $ 84,169
    Semifinished and Finished Steel Products      166,438              160,017
                                                 --------             --------
       Total Production at FIFO                   219,930              244,186
    LIFO Reserve                                  (12,089)             (17,285)
                                                 --------             --------
       Total Production at LIFO                   207,841              226,901
Nonproduction and Sundry                           22,322               21,416
                                                 --------             --------
       Total Inventories                         $230,163             $248,317
                                                 ========             ========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Shiloh of Michigan, L.L.C. Loan Guaranty. Rouge Industries guarantees 20 percent of a $30,000,000 line of credit for Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), the Company's engineered steel blanking joint venture with Shiloh Industries, Inc. As of September 30, 1998, Shiloh of Michigan had borrowings of $30,000,000 outstanding under its line of credit.

Delaco Steel Processing, L.L.C. Loan Guaranty. Rouge Industries and Delaco Steel Corporation have agreed to jointly and severally guarantee a $7,300,000 line of credit for Delaco Steel Processing, L.L.C. ("Delaco Steel Processing"), the Company's 49 percent owned steel slitting joint venture with Delaco Supreme Tool & Gear Co. As of September 30, 1998, Delaco Steel Processing did not have any borrowings outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty. The Company has agreed to guarantee a $4,000,000 term loan and a $1,000,000 line of credit loan for Bing Blanking. As of September 30, 1998, Bing Blanking had $4,000,000 outstanding under its term loan and did not have any borrowings outstanding under its line of credit.

Other than the matters discussed above, there have been no significant changes to commitments and contingencies as discussed in the prior year-end consolidated financial statements.

NOTE 6 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and nine-month periods ended September 30, 1998 and 1997. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company's Class A Common Stock. All of the stock options will expire between 2004 and 2008.

                                                         For the Quarter Ended September 30
                                    ----------------------------------------------------------------------------
                                                1998                                       1997
                                    ----------------------------------         ---------------------------------
                                                          Range of                                  Range of
                                    Securities         Exercise Prices         Securities        Exercise Prices
                                    ----------         ---------------         ----------        ---------------
Dilutive Securities                      -                                         131               $15.13
Anti-dilutive Securities              385,450          $12.13 - $28.88           302,200         $21.00 - $28.88

                                                       For the Nine Months Ended September 30
                                    ----------------------------------------------------------------------------
                                                1998                                       1997
                                    ----------------------------------         ---------------------------------
                                                          Range of                                  Range of
                                    Securities         Exercise Prices         Securities        Exercise Prices
                                    ----------         ---------------         ----------        ---------------
Dilutive Securities                      -                                         95                $15.13
Anti-dilutive Securities              385,450          $12.13 - $28.88           302,200         $21.00 - $28.88

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, "Rouge Industries" or the "Company") decreased 15.9% in the third quarter of 1998 to $269.7 million from $320.7 million in the third quarter of 1997, a decrease of $51.0 million. The decrease in total sales resulted principally from lower shipments and lower steel product selling prices. Steel product shipments decreased 17.7% in the third quarter of 1998 to 598,000 net tons from 726,000 net tons in the third quarter of 1997, a decrease of 128,000 net tons. The unfavorable effect of lower shipments and prices was partially offset by the favorable effect of improved product and market sales mix.

     Costs and Expenses. Total costs and expenses decreased 16.4% in the third quarter of 1998 to $260.8 million from $311.8 million in the third quarter of 1997, a decrease of $51.0 million. Costs of goods sold decreased 17.2% in the third quarter of 1998 to $251.8 million from $304.0 million in the third quarter of 1997, a decrease of $52.2 million. The decrease in costs of goods sold was caused primarily by the lower steel product shipments discussed above and lower scrap prices. The price of steel scrap, one of Rouge Industries' major raw materials, has decreased 18% since the third quarter of 1997. The Company expects scrap prices to decrease further in the fourth quarter and then begin to increase in 1999. Costs of goods sold in the third quarter of 1998 was 93.4% of total sales compared to 94.8% of total sales in the third quarter of 1997. Depreciation and amortization increased 34.7% in the third quarter of 1998 to $5.1 million from $3.8 million in the third quarter of 1997, an increase of $1.3 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of the Company's smaller blast furnace.

     Operating Income. Operating income was essentially unchanged from the third quarter of 1997 to the third quarter of 1998 at $8.9 million. Operating income represented 3.3% of total sales in the third quarter of 1998 compared to 2.8% of total sales in the third quarter of 1997.

     Other - Net. Other expense - net increased in the third quarter of 1998 to $1.7 million from $300,000 in the third quarter of 1997, an increase of $1.4 million. The increase was comprised of two items: (i) insurance deductibles for a railroad accident and a mobile equipment fire and (ii) the writeoff of accounts receivable resulting from a bankruptcy filing and a potential bankruptcy filing by two of the Company's customers.

     Net Income. As a result of lower sales volume and the other-net items discussed above, net income decreased 20.6% in the third quarter of 1998 to $5.5 million from $7.0 million in the third quarter of 1997, a decrease of $1.5 million.

COMPARISON OF THE NINE - MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

    Total Sales. Total sales decreased 11.4% in the first nine months of 1998 to $894.6 million from $1.0 billion in the first nine months of 1997, a decrease of $115.5 million. The decrease in total sales in the first nine months of 1998 was caused principally by lower steel product shipments. Steel product shipments decreased 11.2% in the first nine months of 1998 to 2,018,000 net tons from 2,273,000 net tons in the first nine months of 1997, a decrease of 255,000 net tons. Rouge Industries' shipments were lower in the first nine months of 1998 because of blast furnace and downstream facility production issues and the substantial increase of low-priced imported steel into the Company's markets relative to the third quarter of 1997.

     Costs and Expenses. Total costs and expenses decreased 10.8% in the first nine months of 1998 to $869.4 million from $974.4 million in the first nine months of 1997, a decrease of $105.0 million. Costs of goods sold decreased 11.5% in the first nine months of 1998 to $841.3 million from $950.4 million in the first nine months of 1997, a decrease of $109.1 million. The decrease in costs of goods sold was primarily due to lower steel product shipments in the first nine months of 1998 to $841.3 million from $950.4 million in the first nine months of 1997, a decrease of $109.1 million. The decrease in costs of goods sold was primarily due to lower steel product shipments in the first nine months of 1998 and lower scrap prices. Costs of goods sold in the first nine months of 1998 was 94.0% of total sales which was approximately equal to the first nine months of 1997. Depreciation and amortization increased 31.5% in the first nine months of 1998 to $14.5 million from $11.0 million in the first nine months of 1997, an increase of $3.5 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of the Company's smaller blast furnace.

     Operating Income. As a result of the lower shipments and lower steel product selling prices described above, operating income decreased 29.4% in the first nine months of 1998 to $25.2 million from $35.7 million in the first nine months of 1997, a decrease of $10.5 million. Operating income represented 2.8% of total sales in the first nine months of 1998 compared to 3.5% of total sales in the first nine months of 1997.

     Other - Net. Other expense - net in the first nine months of 1998 was $2.4 million compared to other income - net of $400,000 in the first mine months of 1997, a change of $2.8 million. The change was comprised of three items: (i) insurance deductibles for a railroad accident and a mobile equipment fire, (ii) the writeoff of accounts receivable resulting from a bankruptcy filing and a potential bankruptcy filing by two of the Company's customers, and (iii) an increase in the reserve for doubtful accounts.

     Income Tax Provision. The lower income tax provision in the first nine months of 1998 was a function of lower taxable income.

     Equity in Loss of Unconsolidated Subsidiaries. Equity in loss of unconsolidated subsidiaries increased 73.2% in the first nine months of 1998 to $1.9 million from $1.1 million in the first nine months of 1997, an increase of $800,000. The amount in 1998 is comprised primarily of Rouge Industries' share of the startup costs associated with Spartan Steel and expenses associated with a major fire at EVTAC Mining. The equity in loss of unconsolidated subsidiaries in the first nine months of 1997 was comprised primarily of startup losses incurred by Shiloh of Michigan and costs associated with major equipment repairs at EVTAC Mining.

     Net Income. As a result of the lower shipments and steel product selling prices as well as the other - net items discussed above, net income decreased 41.4% in the first nine months of 1998 to $15.8 million from $26.9 million in the first nine months of 1997, a decrease of $11.1 million.

FINANCIAL CONDITION,LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities on September 30, 1998 totaled $7.8 million compared to $12.6 million on December 31, 1997, a decrease of $4.8 million. Cash provided by operating activities was partially offset by capital spending and investments in unconsolidated subsidiaries during the first nine months of 1998.

     Cash Flows from Operating Activities. Net cash provided by operating activities decreased 36.9% in the first nine months of 1998 to $45.1 million from $71.4 million in the first nine months of 1997, a decrease of $26.3 million.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 52.7% in the first nine months of 1998 to $36.4 million from $77.0 million in the first nine months of 1997, a decrease of $40.6 million. The most significant of the expenditures made in the first nine months of 1998 were for computer system upgrades and investments in Spartan Steel. Other expenditures were made to modernize and expand the Company's facilities. During the remainder of the year, it is anticipated that an additional $8 million will be spent on capital items or investments in unconsolidated subsidiaries. The Company's capital expenditures are generally directed at improving plant efficiency and product quality in order to improve Rouge Industries' competitive position in the marketplace.

     Credit Facility. Rouge Steel Company ("Rouge Steel"), a wholly-owned subsidiary of Rouge Industries, has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. Rouge Steel had borrowings of $6.1 million under the Credit Agreement as of September 30, 1998. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

YEAR-2000 READINESS

     The Year-2000 problem affects computer hardware, software and other equipment used by the Company. The use of two-digit dates in computational and other decision-making functions could result in computer system and operating equipment failures, potentially leading to business and manufacturing disruptions. The Company has performed an assessment of its Year-2000 issues and a program is underway to modify or replace significant portions of the Company's hardware and software so that its systems will properly interpret dates beyond January 1, 2000.

     The Company believes that it has identified virtually all of its computer systems, software applications and manufacturing equipment that could be impacted by Year-2000 related problems. An aggressive program is underway which will ultimately result in upgrading or replacing several critical business and manufacturing systems and remediating the remaining applications. All of the remediation is targeted for completion by the end of the first quarter of 1999. Testing of many of the Company's manufacturing facilities is scheduled for the fourth quarter 1998 with testing projected to be completed by the second quarter 1999.

     The Company has commenced a remediation process with respect to other non-information technology equipment such as voice systems, security systems, office and facilities equipment, etc. This effort is proceeding and is expected to be completed at the same time as the manufacturing systems remediation.

     The Company has initiated contact with all of its outside processors and key suppliers to determine their progress in achieving Year-2000 readiness. All outside processors (which represent an extension of Rouge Steel's manufacturing process) have indicated that they are either Year-2000 ready today or have established plans to be so. Approximately 75% of the key suppliers have responded to Year-2000 surveys. Rouge Steel's purchasing organization is monitoring the progress of each of these suppliers relative to their Year-2000 plans. By mid-1999, the Company will begin searching for replacements for suppliers who do not respond or are making unsatisfactory progress.

     The Company estimates that capital expenditures between $6 and $8 million will be incurred to replace or significantly upgrade existing hardware and software with new equipment. The Company also expects to incur between $5 and $7 million of additional expense to remediate existing computer systems and manufacturing equipment that are not Year-2000 ready. To date, approximately 80% of the capital expenditures and 25% of the total expense has been recorded with respect to addressing the Year-2000 problem. The majority of the remaining expense will involve the actual labor for remediation and testing activities over the next nine months. The expense represents about 20% of Rouge Steel's information technology expense budget and was identified as part of the normal planning processes used by the Company in the development of its budget. As a result, there has been virtually no impact on previously-scheduled systems replacements or upgrades.

     The Company expects to identify and resolve all Year-2000 problems that could materially affect its business. Nevertheless, there is a possibility that the Company could experience unforseen problems that could result in disruptions of its manufacturing capabilities. In the event of such disruptions, the Company will take every means available to rectify the problems and resume normal manufacturing operations. It is difficult to accurately predict the magnitude and extent of such disruptions; however, the Company believes that it can operate the majority of its administrative and some of its manufacturing operations manually without suffering the consequences of a lengthy outage. It would be difficult to operate Rouge Steel's manufacturing facilities in the event of a catastrophic failure of many of the manufacturing operations. To mitigate these concerns, both simulation and live testing are planned for late 1998 and early 1999.

     The Company believes that all other operational failures, particularly those of an administrative nature, can be handled through means such as manual intervention and processing or the use of contract labor. The Company recognizes the need for effective contingency plans and has embarked on a program to establish these contingency plans by mid-1999. If it becomes necessary for the Company to rely on its contingency plans, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

     The costs and timing of the Year-2000 project are based on management's best estimates, which were derived using assumptions of future events. There can be no guarantee that actual costs will not exceed such estimates or that the project will be completed on time. Specific factors which might cause higher actual costs or delays include the availability and cost of trained personnel, the ability to locate all computer codes requiring correction and the failure of third parties to remediate their own potential problems related to the Year-2000 issue.

ANTIDUMPING AND COUNTERVAILING DUTY INVESTIGATION

     On September 30, 1998, 12 steel companies filed a petition with the United States International Trade Commission (the "ITC") alleging injury to the domestic steel industry by reason of imports from Brazil, Japan and Russia. The ITC is instituting antidumping and countervailing duty investigations and is expected to reach a preliminary determination in November 1998. If a favorable determination is reached by the ITC, the Company expects that the high level of imports that have prevailed during 1998 will be reduced during the next six months.

MULTIMEDIA INSPECTION

     On August 25, 1998, the U.S. Environment Protection Agency (the "Agency") commenced an unannounced multimedia inspection. The inspection was continued through September 30, 1998. To date, no violations have been issued; however, the Company anticipates that the Agency will issue a report of findings in late October or early November 1998. The Company has made an accrual in the third quarter to cover certain remediation actions and other expenses that it believes will be required as a result of the inspection.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost reduction strategies, product mix, anticipated capital expenditures, Year-2000 readiness and other future plans and strategies.

     As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the ability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations, (vi) the level of imported steel competing with the steel the Company markets, (vii) higher than expected Year-2000 readiness costs, and (viii) higher than expected operating costs.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ENVIRONMENTAL LAWSUIT

     Seven residents of Melvindale, a city that borders Dearborn, Michigan, have filed a lawsuit against Rouge Steel in the Circuit Court for the County of Wayne. The lawsuit alleges trespass, nuisance and negligence by Rouge Steel in the emission of particulates for an unspecified period of time including the period March to June 1997. The plaintiffs are requesting that they be certified a class comprising 3,765 households in Melvindale. The Circuit Court judge is expected to rule on the class action certification motion in the fourth quarter. The Company intends to vigorously oppose the lawsuit.

OTHER PROCEEDINGS

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 5. Other Events

     On September 10, 1998, Rouge Industries' board of directors declared a cash dividend of $0.03 per share on the Company's common stock. The dividend will be payable on October 23, 1998 to stockholders of record on October 9, 1998. The total amount of dividends to be paid is $662,000.

Item 6. Exhibits and Reports on Form 8-K

    (a) The following exhibits are included in this report.

        Exhibit Number      Description of Exhibit
        --------------      ----------------------

              15                PricewaterhouseCoopers LLP Awareness Letter

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  October 23, 1998                        ROUGE INDUSTRIES, INC.

                                               By:     /s/ Carl L. Valdiserri
                                                       ----------------------
                                               Name:   Carl L. Valdiserri
                                               Title:  Chairman of the Board and
                                                       Chief Executive Officer



Date:  October 23, 1998                        By:     /s/ Gary P. Latendresse
                                                       -----------------------
                                               Name:   Gary P. Latendresse
                                               Title:  Vice President and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                       Description of Exhibit
                                     ----------------------
    15                               PricewaterhouseCoopers LLP Awareness Letter
    27                               Financial Data Schedule