Form 10-K405
period 1998-12-31
ROUGE INDUSTRIES INC
filed 1999-03-12
CIK 918577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               -------------------      --------------------

                         Commission File Number 1-12852

                             ROUGE INDUSTRIES, INC.
                             ----------------------
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
                                       YES      X                       NO
                                               ---                         ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Based upon the closing price of the Class A Common Stock on February 26, 1999, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant's Class A Common Stock held by nonaffiliates of registrant as of such date was $140,261,482.

      The number of shares of common stock issued and outstanding as of February 26, 1999 was 22,102,896. This amount includes 14,540,496 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1999 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                             ROUGE INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I                                                                                       PAGE

Item 1.       Business....................................................................    3

Item 2.       Properties..................................................................   13

Item 3.       Legal Proceedings...........................................................   13

Item 4.       Submission of Matters to a Vote of Security Holders.........................   13

PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters........   16

Item 6.       Selected Financial Data.....................................................   17

Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................   18

Item 8.       Financial Statements and Supplementary Data.................................   28

Item 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................................   51

PART III

Item 10.      Directors and Executive Officers of the Registrant..........................   52

Item 11.      Executive Compensation......................................................   52

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............   52

Item 13.      Certain Relationships and Related Transactions..............................   52


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   53

                                     PART I

Item 1.   Business.

GENERAL

       Rouge Steel Company ("Rouge Steel") is the primary operating subsidiary of Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, "Rouge Industries" or the "Company"). Rouge Steel is an integrated producer of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and galvanized steel. The Company's products generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry which have exacting quality, delivery and service requirements. The Company's ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

       Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC ("EVTAC"), a Minnesota-based iron ore mining and pellet producing operation.

PRODUCTS

       The Company currently produces four finished sheet steel products: (i) hot rolled, which is sold to automotive, converter and service center customers and other end users; (ii) cold rolled, which is hot rolled steel that is subsequently cold reduced in thickness, annealed and typically tempered to enhance ductility and surface characteristics and is sold to automotive, converter and service center customers and other end users; (iii) electrogalvanized, which is cold rolled steel that is coated on one or both sides with either pure zinc or a zinc/iron combination to make the steel more corrosion resistant and is sold almost exclusively to automotive customers; and
(iv) hot dip galvanized, which is cold rolled steel that is coated on both sides with zinc or a zinc/iron combination to make the steel more corrosion resistant and is sold to automotive and service center customers and other end users.

       The following table sets forth the percentage of Rouge Industries' steel product revenues from hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel for the years from 1996 through 1998.



                                                                   Year Ended December 31
                                                                   ----------------------
                                                         1998               1997               1996
                                                         ----               ----               ----

Hot Rolled                                               44.6 %             49.4 %             47.4 %
Cold Rolled                                              30.5               29.8               30.6
Electrogalvanized                                        21.0               20.2               22.0
Hot Dip Galvanized                                        3.9                0.6                  -
                                                        -----              -----              -----
       Total                                            100.0 %            100.0 %            100.0 %
                                                        =====              =====              =====

       Approximately one-half of the Company's sales of hot rolled steel has been to the automotive market for wheels and structural components such as suspension arms, frames and seat frames. Rouge Steel also sells hot rolled steel in the non-automotive end user markets for the manufacture of roof decking, grating, guard rails and pipes and to converters and service centers to be further processed or sold directly to other end users. Cold rolled steel is sold by the Company for use in automotive parts, lighting fixtures, room dividers and doors, and for unexposed applications such as the manufacture of floor pans and tubing. Electrogalvanized products are sold to automotive customers for use as major automotive body panels such as doors, quarter panels and fenders. Hot dip galvanized products are presently sold to construction and service center customers. In 1999, the Company will begin to sell hot dip galvanized products to automotive customers.

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

       (ii) Spartan Steel Coating, L.L.C. ("Spartan Steel"), a joint venture with Worthington Industries, Inc. (together with its subsidiaries, "Worthington") which produces hot dip galvanized steel primarily for automotive applications;

       (iii) TWB Company, L.L.C. ("TWB"), a joint venture with Worthington, Thyssen Inc., Bethlehem Blank Welding, Inc. and LTV Steel Company, Inc. which produces laser welded blanks sold primarily for automotive applications;

       (iv) Delaco Processing, L.L.C. ("Delaco Steel Processing"), a joint venture with Delaco Supreme Tool & Gear Co. which slits and warehouses steel coils to be sold to automotive customers and other end users; and

       (v) Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture with Bing Management II, L.L.C. which produces first operation blanks and rollformed parts primarily for the automotive industry.

       Spartan Steel and Bing Blanking began production in the second quarter of 1998 and Delaco Steel Processing began operating in the third quarter of 1998. The Company has invested approximately $46.8 million in Spartan Steel and $6.5 million in TWB. Shiloh of Michigan has a $30 million credit facility, 20% of which is guaranteed by the Company. Delaco Steel Processing and Bing Blanking have credit facilities of $7.3 million and $5 million, respectively, both of which are guaranteed by the Company. Rouge Industries' participation in these joint ventures responds to the demand by end users for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, participation in these joint ventures may provide opportunities for the Company to supply new customers.

MARKETS AND CUSTOMERS

       In light of the goal to strengthen long-term customer relationships, customer service is a key component of Rouge Industries' strategy and significant resources have been devoted toward that end. The Company has approximately 200 steel customers, virtually all of which are located within 350 miles of Rouge Steel's integrated facility. The Company believes its proximity to its customers allows it to provide focused customer service and resources. The primary goal in this respect is to maintain and improve its responsiveness to customer needs in a continually changing competitive environment.

       Ford Motor Company ("Ford") and DaimlerChrysler AG ("DaimlerChrysler"), the Company's two largest customers, accounted for approximately 37% and 10%, respectively, of total sales in 1998. Sales to Ford and Worthington were 32% and 12%, respectively, of total sales in 1997. While the loss of Ford as a customer could have a materially adverse effect on the Company's business, the Company believes that its relationship with Ford provides a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No single customer, other than Ford, DaimlerChrysler or Worthington, has accounted for more than 10% of the Company's total sales over the past five years. The Company's ten largest customers in the aggregate accounted for approximately 75% of total sales in 1998 and approximately 77% of total sales in 1997. For 1998, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 5.2%.

       The Company's primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company's steel product revenues from various markets for the years ended December 31, 1996 through 1998.


                                                           Year Ended December 31
                                                           ----------------------
                                                      1998           1997         1996
                                                      ----           ----         ----
        Automotive                                    67.0 %         62.0 %       61.7 %
        Converters                                    13.5           19.0         18.6
        Service Centers                               16.7           15.8         16.3
        Other End Users                                2.8            3.2          3.4
                                                     -----          -----        -----
           Total                                     100.0 %        100.0 %      100.0 %
                                                     =====          =====        =====


       Automotive. The Company is a significant supplier of hot rolled, cold rolled and electrogalvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces. The Company's steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The Company supplies sophisticated steel products to meet the demand for lighter, safer and longer lasting vehicles such as bake hardenable steel and steel for hot forming, which is used for high strength and safety applications such as automotive door beams. The automotive market comprised 67.0% of the Company's steel product revenues in 1998 up from 61.7% in 1996.

       Sales to Ford, the Company's largest customer, accounted for approximately 37% of total sales in 1998, 32% of total sales in 1997 and 30% of total sales in 1996. In addition to its relationship with Ford, the Company has diversified its automotive customer base. Until the early

1990's, the Company sold only a small amount of steel to DaimlerChrysler and had no direct sales to General Motors Corporation ("GM"). Sales to DaimlerChrysler, the Company's second largest customer, were approximately 10% of total sales in 1998, 9% of total sales in 1997 and 8% of total sales in 1996. Currently, GM is the Company's fourth largest customer. The Company believes that its ability to provide the sophisticated grades of steel required for automotive applications combined with its ability to provide competitive pricing, quality and delivery prompted DaimlerChrysler and GM to begin purchasing significant quantities of hot rolled, cold rolled and electrogalvanized steel from the Company.

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

       Sales to Worthington, a major steel fabricator and processor and the Company's third largest customer and second largest shareholder, were approximately 7% of total sales in 1998 and 12% of total sales in each of 1997 and 1996. Worthington owns approximately 27.2% of the Company's Common Stock which represents a voting interest of 19.8%.

       Service Centers. The Company sells hot rolled, cold rolled and hot dip galvanized steel to service center customers that provide processing services such as slitting, shearing and blanking for distribution primarily to automotive end users. Due to the increased costs for processing services, steel service centers have become a major factor in the distribution of flat rolled products to end users.

       Direct Sales to Other End Users. The Company sells hot rolled steel to manufacturers of roof decking, grating, guard rails and pipes. The Company sells cold rolled steel to manufacturers of lighting fixtures, room dividers and doors. Steel products are distributed by Rouge Steel principally through its own sales organization.

       Order Status. The order load was 432,000 net tons at December 31, 1998, compared to 583,000 net tons at December 31, 1997. All orders related to the order load at December 31, 1998 are expected to be shipped during the first half of 1999. The order load represents orders received but not yet filled.

RAW MATERIALS AND ENERGY SOURCES

       The principal raw materials and energy sources used by Rouge Steel in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Coke, iron ore pellets, electricity, steam, oxygen and nitrogen are predominantly purchased pursuant to long-term or annual agreements. The other raw materials are generally purchased in the open market from various sources. Certain of the purchased raw materials are not covered by long-term contracts and, therefore, availability and price are subject to world market conditions.

       Coke. Coke represents the Company's single largest raw material expenditure. The Company does not produce coke and, as a consequence, relies upon outside sources. In 1998, approximately 42% of the Company's coke was provided by Bethlehem Steel Corporation ("Bethlehem"). The Company acquired approximately 31% of its coke through a tolling agreement with New Boston Coke Corporation ("New Boston"), whose total productive capacity is dedicated to the Company. Under the tolling agreement, the Company provides coal to New Boston for processing into coke. Approximately 27% of the Company's coke was imported from China or was purchased in the open market. During the past ten to fifteen years, coke production capacity in the United States has been reduced. Due to the environmental issues associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity may cause the price that the Company pays for coke to increase which may adversely affect the Company's results of operations.

       Iron Ore Pellets. The Company has consumed an average of 3.0 million gross tons of iron ore pellets annually over the three-year period ended December 31, 1998. Approximately 75% of the Company's requirements for pellets during this period was obtained under a trade arrangement with Stelco, Inc. Under this arrangement, the Company exchanged acid pellets purchased from its 45% owned joint venture, EVTAC (or its predecessor Eveleth), for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company is required to pay a cash premium indexed to inflation factors in addition to providing the EVTAC acid pellets. The premium is equal to the difference between the market price of the fluxed pellets and the market price of EVTAC acid pellets. During the three-year period ended December 31, 1998, the Company traded an average of 2.3 million gross tons of Eveleth/EVTAC pellets annually, which constituted 100% of the Company's share of the pellets produced by Eveleth/EVTAC. The balance of the Company's pellet requirements was purchased pursuant to a contract with The Cleveland-Cliffs Iron Company.

       The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 25-year supply at the current level of production. The Company and the other owners of EVTAC are currently in discussions regarding EVTAC's operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

       Scrap. The price of steel scrap dropped dramatically during 1998. The price of #1 industrial bundles, the steel scrap which constitutes the largest portion of the Company's scrap purchases, decreased by 56% between the end of 1997 and the end of 1998. The lower price reflects increased supply, primarily resulting from the high level of steel imports that arrived in the U.S. in the second half of 1998. The Company spent approximately $99 million to purchase steel scrap in 1998 compared to $114 million in 1997.

       Other Raw Materials and Energy Sources. During 1998, natural gas, electricity and steam constituted 46%, 40% and 14%, respectively, of the Company's total energy costs. Natural gas is acquired at prevailing market prices from various producers. The Company purchases electricity from DTE Energy Company (together with its subsidiaries, "DTE") for its ladle refining and electrogalvanizing facilities. The Company owns a 60% interest in a 345 megawatt powerhouse (the "Powerhouse") that is managed and operated by Ford (which owns the other 40%). Pursuant to an operating agreement with Ford (the "Powerhouse Joint Operating Agreement") which expires December 31, 1999, the Powerhouse provided the rest of the electricity consumed by the Company, as well as all of its steam requirements. In December, 1998, Rouge Steel and Ford signed an agreement for long-term energy services with CMS Energy Corporation (together with its subsidaries, "CMS") which, along with DTE, will build and operate a co-generation power plant. The new power plant is expected to be in operation by mid 2000. On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company's steel making facilities as well as the Ford facilities in the Rouge complex. Restoration of most of the utilities that were provided by the Powerhouse was accomplished through a combination of new lines from DTE and temporary generators and package boilers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion."

       The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchase levels of $8.3 million and $550,000, respectively.

COMPETITION

       The Company competes directly with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of quality, price and the ability to meet customers' product specifications and delivery schedules. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) substantially reduced postretirement expenses resulting from certain agreements with Ford, (ii) environmental indemnifications from Ford until 2009, (iii) substantial capital investments during the past four years in steel-making equipment and downstream joint ventures, (iv) a single-site, geographically strategic location, and (v) financial flexibility.

       Imports. Domestic steel producers face significant competition from foreign producers. Decisions by these foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

       Steel imports in 1998 are estimated to be 41.3 million tons, a 32% increase over 1997 levels. This import level results from the depressed economic conditions in other parts of the world, particularly in the Pacific Basin and Russia. Imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 30% in 1998, an all time high. In the previous five years (1993 through 1997), steel imports averaged 26.9 million tons, or 22.5% of apparent domestic consumption. Antidumping and countervailing duty petitions were filed in September 1998 by a group of domestic steel companies on hot rolled steel against three countries. In November, the International Trade Commission made a preliminary determination that injury did occur and to proceed with the investigation. The investigation is presently proceeding.

       Domestic Steel Industry. The domestic steel industry is a cyclical business that is highly competitive. In the United States, the Company competes with many domestic integrated steel companies. The Company also competes with electric furnace based mini-mills, which generally target regional markets, have reduced environmental maintenance costs and liabilities and derive certain competitive advantages by utilizing less capital intensive steel-making processes. The capability of electric furnace based, thin slab mini-mills to produce flat rolled steel products is increasing. In the future, these mini-mills may provide increased competition in the higher quality, value-added product lines now dominated by the integrated steel producers. New mini-mills that produce flat rolled steel and improvements in the production efficiencies of integrated mills have increased overall production capacity in the United States, which has caused downward price pressure. The ability of mini-mill producers to capture a significant percentage of the sheet steel markets, which represented approximately half of domestic industry shipments in 1998, cannot presently be determined due to operating cost and product quality issues associated with thin-slab technology. In addition, the availability and fluctuations in the cost of scrap, the primary raw material for mini-mill steel production, may influence the ability of mini-mills to compete with domestic integrated producers.

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

EMPLOYEES

       At December 31, 1998, the work force of Rouge Steel was comprised of 2,463 hourly and 645 salaried personnel, including Rouge Steel employees working at Double Eagle Steel Coating Company ("Double Eagle"). The Company's employment cost per ton shipped in 1998 was $94, which the Company believes was one of the lowest among domestic integrated steel producers, and tons shipped per employee was approximately 850 in 1998, which the Company believes is one of the highest in the steel industry.

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

ENVIRONMENTAL CONTROL AND CLEANUP EXPENDITURES

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $2 million during the past four years. In addition, the Company has planned an aggregate of approximately $3 million in capital expenditures for environmental compliance for the years 1999 through 2002. Since environmental laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

       Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the U.S. Environmental Protection Agency (the "U.S. EPA") has the authority to impose joint and several liability for the remediation of contaminated properties on waste generators, current and former site owners and operators, transporters and other potentially responsible parties regardless of fault or the legality of the original disposal activity. Many states have statues and other authorities similar to CERCLA. Domestic steel producers have spent, and can be expected to spend in the future, substantial amounts for compliance with these environmental laws and regulations.

       In connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including CERCLA, the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. The Company does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company's results of operations or financial position.

       In late 1995, the existence of material containing polychlorinated biphenyls ("PCBs") was noted within a containment area of an electrical substation in the cold mills. Upon further investigation, the Company discovered PCB contamination in the diked area surrounding one transformer, on the floor of the substation, in the hydraulically isolated floor drain system in the substation, at one sump servicing this floor drain system, and in four electrical manholes. The sump and floor drains have been remediated. The investigation and cleanup of PCB contamination in the manholes is proceeding. At this point, management believes that the costs and projected costs associated with this investigation will not have a materially adverse effect on the Company's results of operations or financial position. As of December 31, 1998, the Company had spent approximately $1.2 million for the investigation and cleanup. The Company believes that these costs are subject to the Ford Indemnity and has filed a claim with Ford. Negotiations with Ford continue regarding this indemnity claim. The Company has not recorded an asset in anticipation of recovery pursuant to the Ford Indemnity.

       In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit in 1997 with amendments in April, 1998. The Company was advised that the application and the amendment were administratively complete. It is expected to take approximately one year for final approval.

       In April 1998, the Company and the Wayne County Air Pollution Control Division (the "Division") entered into a consent order resolving certain notices of violation ("NOVs") and issues involving the basic oxygen furnace electrostatic precipitator and the blast furnace flare stack. The settlement agreement includes performance of a supplemental environmental project ("SEP") for the installation of a waste oxide dryer, a project undertaken in connection with the enforcement action for violations or applicable operating conditions and emission standards at operations other than the waste oxide dryer. This dryer is intended to secure significant additional environmental and public health improvements. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program, and a five-year term.

       In February 1999, the Company and the Division executed a settlement agreement resolving certain NOVs for events which occurred in 1997 and 1998. The penalty amount was $140,000, with an SEP for design improvements to the basic oxygen furnace ("BOF") off-gas conditioning system, a project undertaken in connection with the enforcement action for violations of applicable operating conditions and emission standards at operations other than the BOF.

       During meetings with the Division, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. A permit application has been submitted for that change to both the Division and the Michigan Department of Environmental Quality. The preliminary nature of the discussions with the Division regarding this issue makes it difficult to predict the outcome or its impact on the Company's results of operations or financial position.

       In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the "City") of the City's intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. The Company is currently in discussions with the City in an attempt to resolve this matter prior to the filing of any lawsuit. However, the City has also made damage claims on behalf of approximately 50 residents who claim to have incurred property damage as a result of dust fallout which occurred during the second half of 1997. Each of these claims appear to be for an amount of less than $2,000. In addition, two court actions are pending in the State of Michigan 24th District Court seeking damages, in each instance of not more than $50,000. The Company does not believe that it was the source of dust which allegedly caused this property damage. The Company intends to vigorously defend the property damage claims. Management believes that the potential impact of this matter will not have a materially adverse impact on the Company's results of operations or financial position.

       In September, 1998, U.S. EPA Region 5 commenced a multimedia investigation of Rouge Steel's facility. U.S. EPA has discussed several issues with the Company and, to date, has issued one Notice of Violation alleging certain violations of the Clean Air Act. U.S. EPA requested that the Company furnish information in accordance with Section 114(a) of the Clean Air Act. The Company furnished information to the U.S. EPA in October, 1998. U.S. EPA then requested that the Company furnish information in accordance with Section 3007 of RCRA which the Company excess of $100,000.

       Also in connection with the multimedia inspection, in January 1999, the Company received a letter from U.S. EPA identifying several non-complying conditions with respect to spill control requirements. Penalties may be incurred, but none have been specified to date. Any penalties from the non-complying spill control conditions are not expected to have a materially adverse impact on the Company's results of operations or financial position.

       Rouge Steel has received a series of NOVs from the Wayne County Air Quality Division spanning August 1, 1998 through September 18, 1998, alleging violation of air rules, characterizing the facility's emission fallout as a nuisance condition resulting in an unreasonable interference with the comfortable enjoyment of life and property. Rouge Steel has denied the allegations contained in the NOVs. The preliminary nature of the NOVs and Rouge Steel's response make it difficult to predict the outcome or its impact on the Company's results of operations and financial position.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

       The matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost reduction strategies, product mix, anticipated capital expenditures and other future plans and strategies.

       As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices associated with raw materials, supplies, utilities and other services and items required by the Company's operations, (vi) uncertainty related to the Powerhouse explosion (vii) uncertainty related to Year-2000 readiness and (viii) higher than expected operating costs.

Item 2.        Properties.

       Rouge Steel's integrated single-site facility is located on a 457-acre industrial site adjacent to Ford's stamping, engine, glass, frame and assembly plants in Dearborn, Michigan. The Rouge Steel facility is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that Rouge Steel's single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

       Rouge Steel's facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world's largest electrogalvanizing facility and a 60% interest in the Powerhouse that is managed by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company's steel making facilities. It is uncertain whether the Powerhouse will be operational in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion". Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS which, along with DTE, will build and operate a co-generation power plant to begin operating in mid-2000. Along with Rouge Steel's properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dipped galvanizing facility; (ii) a 20% interest in Shiloh of Michigan, an engineered steel blanking facility; (iii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; (iv) an 11.1% interest in TWB, a producer of laser welded blanks; (v) a 49% interest in Delaco Steel Processing, a steel processor and (vi) a 40% interest in Bing Blanking, a steel blanker and producer of roll formed parts.

Item 3.        Legal Proceedings.

       Residents of the City of Melvindale (a suburb in close proximity) have filed a class action lawsuit against the Company. The lawsuit claims trespass, nuisance and negligence as a result of alleged air pollution over an unspecific period of time including the period from March to June of 1997. Since damage calculations have not yet been performed, it is currently not possible to determine either the level of the Company's monetary exposure or the likely outcome of the lawsuit.

       In addition to the matter discussed above, from time to time, Rouge Industries is involved in routine litigation incidental to its business. The Company believes that such other current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company's results of operations or financial condition.

Item 4.        Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth, as of December 31, 1998, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.


NAME                                  AGE                          POSITION
----                                  ---                          --------

Carl L. Valdiserri.................    62        Chairman and Chief Executive Officer
Louis D. Camino....................    61        President and Chief Operating Officer
Gary P. Latendresse................    55        Executive Vice President and Chief Financial Officer
Dennis T. Crosby...................    55        Vice President, Engineering and Technology
William E. Hornberger..............    52        Vice President, Employee Relations and Public Affairs
George T. Kilavos..................    67        Vice President, Production Planning
Daniel A. Marion...................    60        Vice President, Purchasing and Transportation
Ronald J. Nock.....................    46        Vice President, Sales and Marketing
Martin Szymanski...................    45        Secretary and General Counsel



BUSINESS EXPERIENCE

       Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Company. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 39 years of experience in the steel manufacturing industry. Mr. Valdiserri is also a director of Champion Enterprises, Inc.

       Mr. Camino has served as President and Chief Operating Officer, as well as a director of the Company, since 1990. Mr. Camino was Vice President of Operations for Acme Steel Company from 1986 to 1990. Mr. Camino began his career with Jones and Laughlin Steel Corporation as a supervisor in 1960, and has 38 years of experience in the steel manufacturing industry.

       Mr. Latendresse has been Executive Vice President and Chief Financial Officer since January 1, 1998. From 1992 to 1997, Mr. Latendresse was Vice President and Chief Financial Officer. He became a director of the Company in 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 30 years. Mr. Latendresse has 30 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

       Mr. Crosby has been Vice President, Engineering and Technology since 1989. Mr. Crosby previously served as General Manager of Engineering and Environmental Affairs at Inland Steel

Company where he was employed between 1967 and 1989. Mr. Crosby has 31 years of experience in the steel manufacturing industry.

       Mr. Hornberger has been Vice President, Employee Relations and Public Affairs since 1992. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 15 years of experience in the steel manufacturing industry.

       Mr. Kilavos has been Vice President, Production Planning since 1990. From 1984 to 1990, Mr. Kilavos was Director, Production Planning at Weirton Steel Company. He previously held various materials management positions at Weirton Steel Company and National Steel Corporation. Mr. Kilavos has 37 years of experience in the steel manufacturing industry.

       Mr. Marion has been Vice President, Purchasing and Transportation since 1995. From 1988 to 1995, Mr. Marion was Procurement Manager, Purchasing and Supply Staff, Ford Motor Company. He previously held various purchasing positions during his 34 years with Ford, including more than ten years of steel purchasing experience.

       Mr. Nock has been Vice President, Sales and Marketing since 1988. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 23 years of experience in the steel manufacturing industry.

       Mr. Szymanski has served as Secretary and General Counsel since January 1, 1998. From January 1997 to December 1997, he was Associate General Counsel of the Company. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 20 years of corporate and private practice legal experience.

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

       As of December 31, 1998, there were (i) 14,521,538 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock"), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,562,400 shares, of class B common stock, par value $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), issued and outstanding and held by two stockholders of record. As of December 31, 1998, Carl L. Valdiserri and Worthington held 7,140,400 and 422,000 shares, respectively, of Class B Common Stock. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the "NYSE"). The Class B Common Stock is not listed for trading on any securities exchange.

       Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 24, April 25, July 25, and October 24, 1997, January 23, April 24, July 24 and October 23, 1998 and January 22, 1999. Future dividends on the Common Stock are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company's Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company's funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors.

       The Company's Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class A Common Stock. The closing sale price of the Company's Class A Common Stock on February 26, 1999 was $9.94.

1998                                                               HIGH                       LOW
----                                                               -----                      ---
First Quarter............................................         $16.13                    $12.13
Second Quarter...........................................          16.00                     10.75
Third Quarter............................................          12.75                      7.13
Fourth Quarter...........................................          10.63                      6.25

1997                                                               HIGH                       LOW
----                                                               -----                      ---
First Quarter............................................         $21.50                    $14.88
Second Quarter...........................................          17.25                     14.38
Third Quarter............................................          19.00                     14.75
Fourth Quarter...........................................          16.50                     11.94

Item 6.        Selected Financial Data.

      The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1998. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18.


                                                                      Year Ended December 31
                                       ------------------------------------------------------------------------------------------
                                               1998       1997         1996          1995            1994
                                               ----       ----         ----          ----            ----
                                                     (dollars in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Total Sales                                 $1,163.2   $1,341.6    $ 1,307.4    $  1,206.6       $  1,236.1
Operating Income                                35.1       31.7         24.7         121.6(1)         103.0
Net Interest Income (Expense)                    0.7        0.8          4.8           5.4             (2.5)
Income Tax (Provision) Benefit                  (8.7)      (8.1)        (6.9)        (33.5)             8.3
Net Income                                      23.4       22.4         23.4          94.7(1)         105.6

Per Share Data
  Net Income - Basic and Diluted            $   1.06   $   1.02    $    1.07    $     4.37       $     5.21
  Cash Dividends Declared                       0.12       0.12         0.12          0.10             0.06
Weighted Average Shares Outstanding (000)     22,025     21,939       21,845        21,677           20,262



                                                                             December 31
                                      --------------------------------------------------------------------------------------------
                                               1998       1997         1996          1995            1994
                                               ----       ----         ----          ----            ----
                                                                    (dollars in millions)
BALANCE SHEET DATA:
Working Capital                             $  212.4   $  177.2    $   216.6     $   294.2       $    268.3
Property, Plant, and Equipment, Net            258.1      268.6        209.2         135.7             80.4
Total Assets                                   768.9      728.5        682.0         672.5            616.8
Long-Term Debt                                  29.0       17.9           --            --               --
Stockholders' Equity                           459.6      438.6        417.3         393.9            295.7


                                                                        Year Ended December 31
                                      --------------------------------------------------------------------------------------------
                                               1998       1997         1996          1995            1994
                                               ----       ----         ----          ----            ----
OTHER DATA:
Net Tons Shipped (000)                         2,630      3,029        2,876         2,542            2,643
Raw Steel Production (Mils) NT                   3.1        2.8          2.6           2.9              3.0
Effective Capacity Utilization                    94%        91%          84%           96%             102%
Continuously Cast Percentage                     100        100           95            92               88
Purchased Slabs (000) NT                          76        619          843            --               --
Number of Employees at Year-End (2)            3,108      3,128        3,119         3,167            3,194
Average Hourly Labor Rate (3)              $   30.25    $ 30.43    $   30.81    $    32.40       $    30.02
Total Sales per Employee (000) (2)               374        429          419           381              387
Hours Worked per Net Ton Produced (2)           2.81       2.81         2.89          3.14             2.92
Operating Income per Net Ton Shipped       $      13    $    10    $       9    $       48(1)    $       39
Capital Expenditures (Mils) (4)                 31.8      112.4        101.5          69.4             29.2




(1) Operating income and net income for the year ended December 31, 1995 include the effect of a $30.0 million (or $12 per net ton shipped) pre-tax gain from the settlement of certain litigation relating to property tax assessment matters.

(2)  Includes all hourly and salaried employees.

(3) Includes $0.29 per hour in 1998, $0.35 per hour in 1997, $0.49 per hour in 1996, $1.94 per hour in 1995 and $1.54 per hour in 1994 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees.

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

       Rouge Steel Company ("Rouge Steel") is the primary operating subsidiary of Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, "Rouge Industries" or the "Company"). Rouge Steel is an integrated producer of high quality, flat rolled steel products consisting of hot rolled, cold rolled and galvanized steel. In recent years, the Company has emphasized the production of value-added flat rolled carbon steel products that require additional processing and generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry which have exacting quality, delivery and service requirements. The Company also sells its products to steel converters, service centers and other end users.

       Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan- based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC ("EVTAC"), a Minnesota-based iron ore mining and pellet producing operation.

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

       The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 1996 through 1998:



                                                          Year Ended December 31
                                               ------------------------------------------
                                               1998               1997               1996
                                               ----               ----               ----
                                                (in millions of tons except utilization)

DOMESTIC INDUSTRY
        Raw Steel Capacity                     124.9              121.1              116.1
        Raw Steel Production                   107.3              106.7              105.3
        Utilization                             85.9  %            88.1   %           90.7  %
        Finished Shipments                     102.1              105.5              100.9

ROUGE STEEL
        Raw Steel Capacity                       3.3                3.1                3.0
        Raw Steel Production                     3.1                2.8                2.6
        Utilization                             94.3  %            91.2   %           84.3  %
        Finished Shipments                       2.6                3.0                2.9

        The cyclicality of the steel industry and the domestic economy affects the Company's steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells approximately two thirds of its steel products pursuant to fixed price contracts, under which prices are typically set annually. In 1991, when domestic steel industry production and shipments were low, the Company's steel product prices reached a nine-year low. In 1993, prices began to rise and in 1994 they reached the highest level since 1988. By mid-1995, however, prices began to soften despite the continuing strong demand for the Company's products. During the second half of 1995, the Company lost approximately one half of the pricing gains which it realized in 1993 and 1994. Prices in 1996 made a modest recovery from late-1995 levels, but nevertheless remained lower than average 1995 prices. In 1997, prices declined slightly from 1996 levels despite strong demand for the Company's products. In 1998, prices declined again, partially as a result of the unprecedented levels of imports.

        Total Sales. The Company's total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company's steel product revenues represented by each of its product types for each of the years from 1996 through 1998:


                                                                           Year Ended December 31
                                                             ---------------------------------------------
                                                             1998                  1997               1996
                                                             ----                  ----               ----

Hot Rolled                                                   44.6   %               49.4%              47.4%
Cold Rolled                                                  30.5                   29.8               30.6
Electrogalvanized                                            21.0                   20.2               22.0
Hot Dip Galvanized                                            3.9                    0.6                 --
                                                            -----                  -----              -----
        Total                                               100.0   %              100.0%             100.0%
                                                            =====                  =====              =====


        Sales to affiliates are comprised primarily of sales to Worthington, Rouge Industries' third largest customer and second largest shareholder. Worthington owns approximately 27.2% of the Company's common stock which represents a voting interest of 19.8%.

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

        Iron ore pellets are purchased from EVTAC pursuant to a pellet purchase agreement which expires in 2002. The Company's wholly-owned subsidiary, Eveleth, holds a 45% interest in EVTAC.

        Rouge Steel's hourly production and maintenance employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW and are working under a labor contract which expires on August 1, 2000. The collective bargaining agreement, which has a term of five years, contains no provision to renegotiate prior to its expiration.

        Outside processing costs, which are principally costs for value-added processing that the Company cannot perform at Rouge Steel's integrated facility, have always been an element of the Company's costs of goods sold. The Company's joint ventures will increase the use of outside processing and related costs. However, Rouge Industries believes that the incremental revenue generated from additional sales of value-added products produced by the joint ventures will exceed such cost increases.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

        Total Sales. Total sales decreased 13.3% in 1998 to $1,163.2 million from $1,341.6 million in 1997, a decrease of $178.4 million. The decrease in total sales was caused by lower shipments and lower steel product selling prices, partially offset by improved product mix. Shipments decreased 13.2% in 1998 to 2,630,000 net tons from 3,029,000 net tons in 1997, a decrease of 399,000 net tons. Shipments were lower in 1998 for two reasons: (i) the unprecedented high level of low-priced imports which resulted in the Company losing sales to service center customers and (ii) the decision by the Company to purchase fewer slabs to augment its own production.

        Costs and Expenses. Total costs and expenses decreased 13.9% in 1998 to $1,128.1 million from $1,309.9 million in 1997, a decrease of $181.8 million. Costs of goods sold decreased 14.7% in 1998 to $1,090.0 million from $1,278.3 million in 1997, a decrease of $188.3 million. The decrease in costs of goods sold in 1998 can be attributed primarily to the 13.2% decrease in shipments discussed above, as well as dramatically lower scrap prices, the absence of a blast furnace reline and a reduced level of purchased slabs. The Company's smaller blast furnace was relined in 1997. Costs of goods sold was 93.7% of total sales in 1998, down from 95.3% of total sales in 1997. Depreciation and amortization expense increased 28.5% in 1998 to $20.0 million from $15.6 million in 1997, an increase of $4.4 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the automated raw material handling system and the reline of the Company's smaller blast furnace. Selling and administrative expenses increased 9.7% in 1998 to $23.9 million from $21.8 million in 1997, an increase of $2.1 million. The increase in selling and administrative expenses is primarily due to higher Michigan single business tax resulting from a lower capital acquisition deduction in 1998.

        Operating Income. Operating income increased 10.7% in 1998 to $35.1 million from $31.7 million in 1997, an increase of $3.4 million, despite lower steel product shipments. Operating income represented 3.0% of total sales in 1998, up from 2.4% of total sales in 1997.

        Other - Net. Other - net increased in 1998 to $2.7 million from $1.2 million in 1997, an increase of $1.5 million. The increase was comprised of two items: (i) insurance deductibles for a railroad accident and a mobile equipment fire and (ii) an increase in the reserve for doubtful accounts.

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

        Costs and Expenses. Total costs and expenses increased 2.1% in 1997 to $1,309.9 million from $1,282.7 million in 1996, an increase of $27.2 million. Costs of goods sold increased 2.2% in 1997 to $1,278.3 million from $1,251.1 million in 1996, an increase of $27.2 million. The increase in costs of goods sold can be attributed primarily to the 5.3% increase in shipments discussed above, higher purchased slab prices and increased project expense for blast furnace stove repairs, the takeover of Rouge Steel's internal railroad from Ford Motor Company ("Ford") and demolition and site preparation expenses related to the new raw material handling system. Several factors partially offset the costs of goods sold increase: (i) non-capital expenditures associated with the reline of "B" blast furnace were lower in 1997 than non-capital expenditures associated with the reline of "C" blast furnace in 1996, (ii) "C" blast furnace performed more efficiently in post-reline 1997 than it did when it was nearing the end of its campaign in 1996, and (iii) the full-year effect of efficiencies gained from the launch in mid-1996 of the continuous caster third strand which allowed the Company to eliminate the more costly ingot-slab process. Costs of goods sold was 95.3% of total sales in 1997, down slightly from 95.7% of total sales in 1996. Depreciation and amortization increased 19.2% in 1997 to $15.6 million from $13.1 million in 1996, an increase of $2.5 million. The higher depreciation and amortization expense reflects the completion of major capital projects, primarily the full year effect of the third strand of the Company's continuous caster. Selling and administrative expenses decreased 10.6% in 1997 to $21.8 million from $24.3 million in 1996, a decrease of $2.5 million. The decrease in selling and administrative expenses is primarily due to lower legal expenses and Michigan single business tax.

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

        Equity in Unconsolidated Subsidiaries. Equity in loss of unconsolidated subsidiaries was $718,000 in 1997 compared to equity in income of unconsolidated subsidiaries of $50,000 in 1996. The loss in 1997 reflects the after-tax effect of Rouge Industries' share of losses incurred by Shiloh of Michigan and EVTAC as well as preproduction expenses recorded by Spartan Steel. The income in 1996 reflects the after-tax effect of the Company's share of Shiloh of Michigan's losses offset by one month's income generated by EVTAC.

LIQUIDITY AND CAPITAL RESOURCES

       Rouge Industries' liquidity needs arise predominantly from capital investments and working capital requirements. As a result of the explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") on February 1, 1999, the Company anticipates increased levels of expenditures to restore its operations to normal levels. The Company expects to meet its liquidity needs with cash provided by operating activities, funds provided by borrowings and anticipated insurance recovery. See "-Powerhouse Explosion."

       Cash and cash equivalents on December 31, 1998 totaled $2.4 million compared to $12.6 million on December 31, 1997, a decrease of $10.2 million. This decrease was primarily due to cash used for capital spending and investments in unconsolidated subsidiaries, higher inventories and higher accounts receivable, partially offset by increases in borrowings, accounts payable and accrued liabilities.

       Cash Flows from Operating Activities. Net cash provided by operating activities decreased in 1998 to $20.3 million from $90.4 million in 1997, a decrease of $70.1 million. The decrease is primarily the result of higher accounts receivable and inventories.

       Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 67.3% in 1998 to $39.2 million from $119.9 million in 1997, a decrease of $80.7 million. The most significant of the expenditures made in 1998 was the investment in Spartan Steel. The remaining expenditures were made primarily to upgrade and modernize the Company's steel processing facilities. The planned capital expenditures are generally directed at improving and maintaining plant efficiency and quality to position the Company to improve its competitive position in the marketplace. In 1999, the Company plans to spend approximately $29 million on capital items and investment in joint ventures, including information systems upgrades and replacements.

       Waste Oxide Reclamation Facility Lease. Rouge Steel has committed to a seven-year lease for a $52.5 million waste oxide reclamation facility. The facility is presently being constructed, and it is expected to be completed in mid 1999. Lease payments will commence at that time.

       Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") among the Company, the banks named therein and NBD Bank, as administrative agent. The commitments of the lenders under the Credit Agreement expire on December 16, 2002. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate plus 0.5%, or (ii) the LIBOR rate plus an applicable margin, which varies with the Company's debt to capitalization ratio and can range from 0.20% to 0.40%. The Company had borrowings of $29.0 million under the facility as of December 31, 1998. The Company believes that net income and funds available under the Credit Agreement will be adequate for its working capital and capital expenditure requirements.

ENVIRONMENTAL MATTERS

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. The Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $2 million during the past four years. In addition, the Company has planned an aggregate of approximately $3 million in capital expenditures for environmental compliance for the years 1999 through 2002. Since environmental laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

       In connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act, the Safe

Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. The Company does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company's results of operations or financial position.

       In late 1995, the existence of material containing polychlorinated biphenyls ("PCBs") was noted within a containment area of an electrical substation in the cold mills. Upon further investigation, the Company discovered PCB contamination in the diked area surrounding one transformer, on the floor of the substation, in the hydraulically isolated floor drain system in the substation, at one sump servicing this floor drain system, and in four electrical manholes. The sump and floor drains have been remediated. The investigation and cleanup of PCB contamination in the manholes is proceeding. At this point, management believes that the costs associated with this investigation will not have a materially adverse effect on the Company's results of operations or financial position. As of December 31, 1998, the Company had spent approximately $1.2 million for the investigation and cleanup. The Company believes that these costs are subject to the Ford Indemnity and has filed a claim with Ford. Negotiations with Ford continue regarding this indemnity claim. The Company has not recorded an asset in anticipation of recovery pursuant to the Ford Indemnity.

       In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit in 1997 with amendments in April, 1998. The Company was advised that the application and the amendment were administratively complete. It is expected to take approximately one year for final approval.

       In April 1998, the Company and the Wayne County Air Pollution Control Division (the "Division") entered into a consent order resolving certain notices of violation ("NOVs") and issues involving the basic oxygen furnace electrostatic precipitator and the blast furnace flare stack. The settlement agreement includes performance of a supplemental environmental project ("SEP") for the installation of a waste oxide dryer, a project undertaken in connection with the enforcement action for violations of applicable operating conditions and emission standards at operations other than the waste oxide dryer. This dryer is intended to secure significant additional environmental and public health improvements. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program, and a five-year term.

       In February 1999, the Company and the Division executed a settlement agreement resolving certain NOVs for events which occurred in 1997 and 1998. The penalty amount was $140,000, with an SEP for design improvements to the basic oxygen furnace ("BOF") off-gas conditioning system, a project undertaken in connection with the enforcement action for violations of applicable operating conditions and emission standards at operations other than the BOF.

       During meetings with the Division, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. A permit application has been submitted for that change to both the Division and the Michigan Department of Environmental Quality. The preliminary nature of the discussions with the Division regarding this issue makes it difficult to predict the outcome or its impact on the Company's results of operations or financial position.

       In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the "City") of the City's intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. The Company is currently in discussions with the City in an attempt to resolve this matter prior to the filing of any lawsuit. However, the City has also made damage claims on behalf of approximately 50 residents who claim to have incurred property damage as a result of dust fallout which occurred during the second half of 1997. Each of these claims appear to be for an amount of less than $2,000. In addition, two court actions are pending in the State of Michigan 24th District Court seeking damages in each instance of not more than $50,000. The Company does not believe that it was the source of dust which allegedly caused this property damage. The Company intends to vigorously defend the property damage claims. Management believes that the potential impact of this matter will not have a materially adverse impact on the Company's results of operations or financial position.

       In September, 1998, the U.S. Environmental Protection Agency ("U.S. EPA") Region 5 commenced a multimedia investigation of Rouge Steel's facility. U.S. EPA has discussed several issues with the Company and, to date, has issued one NOV alleging certain violations of the Clean Air Act. U.S. EPA requested that the Company furnish information in accordance with Section 114(a) of the Clean Air Act. The Company furnished information to the U.S. EPA in October, 1998. U.S. EPA then requested that the Company furnish information in accordance with
Section 3007 of RCRA which the Company furnished. If this matter proceeds, the Company believes it may include monetary sanctions in excess of $100,000.

       Also in connection with the multimedia inspection, in January 1999, the Company received a letter from U.S. EPA identifying several non-complying conditions with respect to spill control requirements. Penalties may be incurred, but none have been specified to date. Any penalties from the non-complying spill control conditions are not expected to have a materially adverse impact on the Company's results of operations or financial position.

       Rouge Steel has received a series of NOVs from the Wayne County Air Quality Division spanning August 1, 1998 through September 18, 1998, alleging violation of air rules, characterizing the facility's emission fallout as a nuisance condition resulting in an unreasonable interference with the comfortable enjoyment of life and property. Rouge Steel has denied the allegations contained in the NOVs. The preliminary nature of the NOVs and Rouge Steel's response make it difficult to predict the outcome or its impact on the Company's results of operations or financial position.

YEAR-2000 READINESS

       The Year-2000 problem affects computer hardware, software and other equipment used by the Company in the day-to-day conduct of its business. The use of two-digit dates in computational and other decision-making functions may cause computer systems and operating equipment to fail in the year 2000, potentially leading to business and manufacturing disruptions.

       The Company has performed an assessment of the Year-2000 issues and believes that it has identified all of its computer systems, software applications and manufacturing equipment that could be impacted by Year-2000 related problems. A remediation program was undertaken in 1998 to modify or replace significant portions of the Company's hardware and software so that its systems will properly interpret dates beyond January 1, 2000. The remediation program is well underway with business and manufacturing systems now expected to be Year-2000 ready before mid-year 1999.

       The remediation program is proceeding on four fronts: technical infrastructure, business computing and manufacturing systems, plant-floor and other facility-related equipment, and external suppliers and customers.

       The technical infrastructure effort, which refers to the technical computing environment such as networks and personal computers, is approximately 75% complete. The mainframe computer and all network components are Year-2000 ready. Over two-thirds of the network servers have been upgraded to Year-2000 ready levels. The Company has replaced or upgraded 75% of the personal computers, with the remainder scheduled to be completed by the end of April 1999. The infrastructure is targeted for completion by the end of May 1999.

       Remediation of business computing and manufacturing systems is being handled by replacing selected business systems with third-party applications and by internal and outside technical resources. A program was undertaken in 1998 to replace the Company's financial and purchasing systems with third-party applications acquired from PeopleSoft and Indus. Although some launch delays have been experienced with both of these applications due to the need to adapt to new business practices, the new systems are expected to be fully launched by the end of June 1999. Likewise, remediation of the balance of the systems is targeted for completion during that same time frame.

       All plant-floor equipment has been assessed; 91% of the hardware and 70% of the software are now considered ready. The remainder of the hardware and software will be remediated by the end of the second quarter of 1999. Extensive testing, including live production tests of the major manufacturing processes, is scheduled to be completed during the first half of 1999. To date, live tests have been successfully conducted on two of the processes; namely, the blast furnace and one of two caster operations. Subject to a final assessment of the tandem and hot strip mill equipment, remediation and testing of all plant-floor equipment are scheduled to be completed by the end of the second quarter of 1999.

       Work is progressing on other facility-related equipment and services, such as voice mail and security systems. All are expected to be ready by the end of June 1999.

       The Company has contacted all of its outside processors and key suppliers to determine their progress in achieving Year-2000 readiness. All outside processors have indicated, through a self- assessment checklist, that they are either Year-2000 ready today, or have established plans to be so by mid-1999. The Company is conducting interviews with its outside processors to ensure that they will be ready in the required time frame. To date, ten interviews covering 16 facilities, or 25% of the total, have been conducted. The Company expects to finish the review process during the first quarter of 1999. To further ensure the Year-2000 readiness of the Company's outside processors, the Company is requiring that each of its outside processors conduct a live Year-2000 electronic date interchange test during the second quarter of 1999.

       The Company's purchasing organization is following up with other key suppliers relative to their Year-2000 plans. To further protect Rouge Industries from supplier disruptions, the Company has commenced auditing suppliers for their Year-2000 compliance. The Company's contingency plans, which will include replacements for suppliers who provide no response or unfavorable responses, will be based on a review of their plans, input from using areas, and the use of supplier audit information.

       The Company expects to make approximately $7 million in capital expenditures to replace or significantly upgrade existing hardware and software with new equipment. The Company also expects to incur approximately $4.5 million of additional expense to remediate existing computer systems and manufacturing equipment that are not Year-2000 ready. To date, approximately 90% of the capital expenditures have been made and about 35% of the total expense incurred in the course of addressing the Year-2000 problem. A majority of the remaining expense will involve the actual labor cost for both remediation and testing activities during the first half of 1999. The expenditures represent about 20% of Rouge Industries' information technology expense budget and were identified as part of the normal planning processes used by the Company in the development of its budgets. As a result, there has been virtually no impact on previously scheduled systems replacements or upgrades.

       The Company expects to identify and resolve all Year-2000 problems that could materially affect its business. Nevertheless, there always is a possibility that the Company could experience unforeseen problems that could result in a disruption of its manufacturing capabilities. In the event of such disruption, the Company will take every means available to rectify the problems and resume normal manufacturing operations. It is difficult to accurately predict the magnitude and extent of such disruptions; however, the Company believes that it can operate the majority of its administrative and some of its manufacturing operations on a manual basis without suffering the consequences of a lengthy outage. All manufacturing operations are critical to the Company's operations in the event of Year-2000 failures. It would be difficult to operate Rouge Industries' manufacturing facilities in the event of a catastrophic failure of any of these operations. To mitigate these concerns, the Company plans to continue both simulation and live testing for these areas during 1999 to assure compliance.

       The Company believes that all other operational failures, particularly those of an administrative nature, can be handled through other means, such as manual intervention and processing, the use of contract labor, etc. One prerequisite is the establishment of effective contingency plans. The Company recognizes the need for effective contingency plans and has embarked on a program to establish them. Rouge Industries' present intent is to establish the majority of these contingency plans by mid-1999. The Company foresees no problem in this regard in that the time-horizon-to-failure for most systems is not projected to occur until the latter part of 1999 or beyond.

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

POWERHOUSE EXPLOSION

       On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a temporary shutdown of steel making facilities and the Company's corporate offices. The Powerhouse is owned by Rouge Steel (60%) and Ford (40%).

       On February 4, 1999, partial electricity and steam service were restored to the Rouge Steel facilities through a combination of new power lines from DTE Energy Company and temporary generators and package boilers.

       On February 11, 1999, Rouge Steel resumed limited production at its hot strip mill and cold mills. Primary operations, including the Company's two blast furnaces, the basic oxygen furnace and continuous caster, will remain idle pending the refurbishment and restart of the Powerhouse's turbo air equipment, which is integral to the operation of the blast furnaces and was housed in the Powerhouse. The Company believes that the blast furnaces will return to production by April 30, 1999. In advance of the resumption of full production capacity, the Company has purchased an aggregate of 450,000 tons of semi-finished steel to partially support its automotive order book.

       Although the Company has a considerable insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations, the full extent of the damage to the Powerhouse and the resulting financial effect have not been determined.

Item 8.     Financial Statements and Supplementary Data.

  The following information is submitted pursuant to the requirements of Item 8:


                                                                                               Page
                                                                                               ----
Report of Independent Accountants............................................................   29

 Consolidated Balance Sheets as of December 31, 1998 and 1997................................   30

Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   32

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   33

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   34

Notes to Consolidated Financial Statements...................................................   35

Schedule II - Valuation and Qualifying Accounts and Reserves.................................   49

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Rouge Industries, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Bloomfield Hills, Michigan
February 3, 1999, except as to Note 11
   which is as of March 2, 1999

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


Assets

                                                                       December 31
                                                               -----------------------
                                                                   1998           1997
                                                                   ----           ----

Current Assets

   Cash and Cash Equivalents                                     $   2,418    $  12,570
   Accounts Receivable
     Trade and Other (Net of Allowances of $17,937 and $6,333)     130,624      101,590
     Affiliates                                                      5,644        9,876
   Inventories                                                     275,811      248,317
   Other Current Assets                                              7,075        8,562
                                                                 ---------    ---------
     Total Current Assets                                          421,572      380,915
                                                                 ---------    ---------

Property, Plant, and Equipment
   Land                                                                366           --
   Buildings and Improvements                                       23,018       24,718
   Machinery and Equipment                                         289,058      275,489
   Construction in Progress                                          4,525       10,517
                                                                 ---------    ---------
     Subtotal                                                      316,967      310,724
   Less:  Accumulated Depreciation                                 (58,846)     (42,162)
                                                                 ---------    ---------
     Net Property, Plant, and Equipment                            258,121      268,562
                                                                 ---------    ---------

Investment in Unconsolidated Subsidiaries                           64,646       50,936
                                                                 ---------    ---------

Deferred Charges and Other                                          24,548       28,096
                                                                 ---------    ---------

     Total Assets                                                $ 768,887    $ 728,509
                                                                 =========    =========





The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

Liabilities and Stockholders' Equity



                                                                                         December 31
                                                                                    --------------------
                                                                                     1998           1997
                                                                                     ----           ----


Current Liabilities
   Accounts Payable
     Trade                                                                         $ 153,115    $ 152,917
     Affiliates                                                                       13,776       13,924
   Accrued Vacation Pay                                                               10,737       11,007
   Taxes Other than Income                                                             6,131        4,312
   Other Accrued Liabilities                                                          25,394       21,579
                                                                                   ---------    ---------
     Total Current Liabilities                                                       209,153      203,739
                                                                                   ---------    ---------

Long-Term Debt                                                                        29,000       17,900
                                                                                   ---------    ---------

Other Postretirement Benefits                                                         54,301       46,454
                                                                                   ---------    ---------

Other Liabilities                                                                     11,327       10,515
                                                                                   ---------    ---------

Excess of Net Assets Acquired Over Cost                                                5,484       11,280
                                                                                   ---------    ---------

Commitments and Contingencies (Note 10)

Stockholders' Equity
   Common Stock
     Class A, 80,000,000 shares authorized with 14,521,538 and 14,428,219 issued and outstanding as of December 31, 1998
       and 1997, respectively                                                            145          144
     Class B, 8,690,400 shares authorized with 7,562,400
       issued and outstanding                                                             76           76
   Capital in Excess of Par Value                                                    129,458      128,517
   Retained Earnings                                                                 332,876      312,130
   Accumulated Other Comprehensive Income                                             (2,933)      (2,246)
                                                                                   ---------    ---------
     Total Stockholders' Equity                                                      459,622      438,621
                                                                                   ---------    ---------
     Total Liabilities and Stockholders' Equity                                    $ 768,887    $ 728,509
                                                                                   =========    =========





The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)



                                                                         Years Ended December 31
                                                             --------------------------------------------
                                                                  1998           1997             1996
                                                                  ----           ----             ----
Sales
   Unaffiliated Customers                                    $  1,050,144    $  1,158,218    $  1,125,722
   Affiliates                                                     113,045         183,342         181,676
                                                             ------------    ------------    ------------
      Total Sales                                               1,163,189       1,341,560       1,307,398
                                                             ------------    ------------    ------------

Costs and Expenses
   Costs of Goods Sold                                          1,090,032       1,278,351       1,251,114
   Depreciation and Amortization                                   19,993          15,563          13,056
   Selling and Administrative Expenses                             23,875          21,760          24,339
   Amortization of Excess of Net Assets Acquired Over Cost         (5,796)         (5,796)         (5,796)
                                                             ------------    ------------    ------------
      Total Costs and Expenses                                  1,128,104       1,309,878       1,282,713
                                                             ------------    ------------    ------------

Operating Income                                                   35,085          31,682          24,685

Interest Income                                                     1,473           1,418           5,136
Interest Expense                                                     (775)           (630)           (329)
Other - Net                                                        (2,722)         (1,244)            728
                                                             ------------    ------------    ------------
Income Before Income Taxes, Minority Interest
   and Equity in Unconsolidated Subsidiaries                       33,061          31,226          30,220
Income Tax Provision                                               (8,705)         (8,094)         (6,915)
                                                             ------------    ------------    ------------
Income Before Minority Interest and Equity in
   Unconsolidated Subsidiaries                                     24,356          23,132          23,305
Minority Interest in Consolidated Subsidiary                           --              --              37
Equity in Unconsolidated Subsidiaries                                (964)           (718)             50
                                                             ------------    ------------    ------------

Net Income                                                   $     23,392    $     22,414    $     23,392
                                                             ============    ============    ============

Net Income Per Share - Basic and Diluted                     $       1.06    $       1.02    $       1.07
                                                             ============    ============    ============

Weighted-Average Shares Outstanding                            22,025,430      21,938,743      21,844,864
                                                             ============    ============    ============






The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)



                                                           Years Ended December 31
                                                     -----------------------------------
                                                        1998         1997         1996
                                                        ----         ----          ----
Class A and Class B Common Stock
   Beginning Balance                                 $     220    $     219    $     218
   Common Stock Issued for Employee
     Benefit Plans                                           1            1            1
                                                     ---------    ---------    ---------
      Ending Balance                                       221          220          219
                                                     ---------    ---------    ---------

Capital in Excess of Par Value
   Beginning Balance                                   128,517      127,096      124,246
   Common Stock Issued for Employee
     Benefit Plans                                         932        1,405        2,811
   Common Stock Issued for ODEP                              9           16           39
                                                     ---------    ---------    ---------
      Ending Balance                                   129,458      128,517      127,096
                                                     ---------    ---------    ---------

Retained Earnings
   Beginning Balance                                   312,130      292,349      271,580
   Net Income                                           23,392       22,414       23,392
   Cash Dividends Declared                              (2,646)      (2,633)      (2,623)
                                                     ---------    ---------    ---------
      Ending Balance                                   332,876      312,130      292,349
                                                     ---------    ---------    ---------

Accumulated Other Comprehensive Income
   Beginning Balance                                    (2,246)      (2,399)      (2,190)
   Additional Minimum Pension Liability Adjustment        (687)         153         (209)
                                                     ---------    ---------    ---------
      Ending Balance                                    (2,933)      (2,246)      (2,399)
                                                     ---------    ---------    ---------

Total Stockholders' Equity                           $ 459,622    $ 438,621    $ 417,265
                                                     =========    =========    =========

Comprehensive Income
   Net Income                                        $  23,392    $  22,414    $  23,392
   Additional Minimum Pension Liability Adjustment        (687)         153         (209)
                                                     ---------    ---------    ---------
      Comprehensive Income                           $  22,705    $  22,567    $  23,183
                                                     =========    =========    =========







The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                          Years Ended December 31
                                                                  --------------------------------------
                                                                      1998          1997            1996
                                                                      ----          ----            ----
Cash Flows From Operating Activities
Net Income                                                        $  23,392      $  22,414      $  23,392
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Deferred Taxes                                                    3,193          9,540          4,433
    Depreciation and Amortization                                    19,993         15,563         13,056
    Equity in Unconsolidated Subsidiaries                               964            718            (50)
    Amortization of Excess of Net Assets Acquired Over Cost          (5,796)        (5,796)        (5,796)
    Common Stock Issued for Benefit Plans                               942          1,422          2,851
    Changes in Assets and Liabilities:
      Accounts Receivable                                           (17,465)        (3,878)         3,692
      Inventories                                                   (25,108)        21,164        (42,802)
      Prepaid Expenses                                                 (288)           (47)         1,208
      Accounts Payable and Accrued Liabilities                       20,479         24,171         14,202
      Other - Net                                                        --            117           (183)
    Proceeds from Property Tax Settlement                                --          5,000          5,000
                                                                  ---------      ---------      ---------
         Net Cash Provided by Operating Activities                   20,306         90,388         19,003
                                                                  ---------      ---------      ---------

Cash Flows From Investing Activities
  Capital Expenditures                                              (21,226)       (82,359)       (80,339)
  Purchase of Marketable Securities                                      --         (6,310)       (30,276)
  Sale of Marketable Securities                                          --          8,349         71,561
  Investment in Unconsolidated Subsidiaries                         (17,959)       (37,538)        (9,222)
  Other - Net                                                           273           (142)          (229)
                                                                  ---------      ---------      ---------
         Net Cash Used for Investing Activities                     (38,912)      (118,000)       (48,505)
                                                                  ---------      ---------      ---------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                       271,700        121,800             --
  Principal Payments on Revolving Line                             (260,600)      (103,900)            --
  Cash Dividend Payments                                             (2,646)        (2,632)        (2,620)
                                                                  ---------      ---------      ---------
         Net Cash Provided by (Used for) Financing Activities         8,454         15,268         (2,620)
                                                                  ---------      ---------      ---------

Net Decrease in Cash and Cash Equivalents                           (10,152)       (12,344)       (32,122)

Cash and Cash Equivalents - Beginning of Year                        12,570         24,914         57,036
                                                                  ---------      ---------      ---------

Cash and Cash Equivalents - End of Year                           $   2,418      $  12,570      $  24,914
                                                                  =========      =========      =========







The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company ("Rouge Steel") is the principal operating subsidiary of Rouge Industries, Inc. (together with its subsidiaries, "Rouge Industries" or the "Company"). Rouge Steel is engaged in the production and sale of flat rolled steel products primarily to domestic automotive manufacturers and their suppliers. Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan- based joint ventures. Eveleth holds a 45 percent interest in Eveleth Mines LLC, a Minnesota-based iron ore mining and pellet producing operation. For the purpose of these Notes to Consolidated Financial Statements, "Rouge Industries" or the "Company" refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

Principles of Consolidation

The consolidated financial statements include the accounts of Rouge Industries and its subsidiaries. Intercompany transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Total comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's total comprehensive income is comprised of net income and minimum pension liability adjustments. Prior year comparative information has been restated to conform to the current year presentation.

Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

Rouge Industries has one operating segment that comprises its flat rolled steel products. The Company's business is conducted entirely in the United States. Significant customers are discussed elsewhere in this Note.

Internal Use Software Costs

Effective March 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires, in certain cases, capitalization of software costs that previously would have been expensed as incurred. Software costs capitalized during the year ended December 31, 1998 were $4,669,000. These capitalized software costs will be amortized over the lesser of 60 months or the useful life of the software.

Costs not eligible for capitalization under SOP No. 98-1 and costs incurred to remediate Year-2000 issues are expensed as incurred.

Financial Instruments

The carrying amount of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 1998 and 1997. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company's investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company's customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 1998.

Significant Customers

The Company's significant customers are Ford Motor Company ("Ford"), DaimlerChrysler AG ("DaimlerChrysler") and Worthington Industries, Inc. ("Worthington"). Sales to Ford, which are primarily made pursuant to a ten-year steel purchase agreement, totaled $429,230,000 in 1998, $434,898,000 in 1997 and $397,723,000 in 1996. The steel purchase agreement expires after model-year 2000.

Sales to DaimlerChrysler totaled $120,061,000 in 1998, $116,013,000 in 1997 and $109,312,000 in 1996.

Sales are made to Worthington, a stockholder of the Company, pursuant to a seven-year steel purchase agreement which expires on December 15, 2003. Sales to affiliates include $87,208,000, $157,307,000, and $159,030,000 to Worthington
for 1998, 1997 and 1996, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the last-in, first-out ("LIFO") method for raw materials, work-in-process and finished goods and the first-in, first-out ("FIFO") method for nonproduction and sundry. Costs in inventory include materials, direct labor, Double Eagle electrogalvanizing and Spartan Steel hot dip galvanizing (see Note 4) and applied manufacturing overhead.

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

NOTE 2 - MARKETABLE SECURITIES

As of December 31, 1998 and 1997, marketable securities classified as cash equivalents were $313,000 and $36,000, respectively. The Company's investments in marketable securities are comprised entirely of money market funds.

NOTE 3 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                        December 31
                                                  ---------------------
                                                  1998             1997
                                                  ----             ----
Production
   Raw Materials                                $  83,422      $  84,169
   Semifinished and Finished Steel Products       175,831        160,017
                                                ---------      ---------
     Total Production at FIFO                     259,253        244,186
   LIFO Reserves                                   (4,651)       (17,285)
                                                ---------      ---------
     Total Production at LIFO                     254,602        226,901
Nonproduction and Sundry                           21,209         21,416
                                                ---------      ---------
     Total Inventories                          $ 275,811      $ 248,317
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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 1998, the Company's investments in unconsolidated subsidiaries consist of a 50 percent interest in Double Eagle Steel Coating Company ("Double Eagle"), a 45 percent interest in Eveleth Mines LLC ("EVTAC"), a 20 percent interest in Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), a 48 percent interest in Spartan Steel Coating, L.L.C. ("Spartan Steel"), an 11.1 percent interest in TWB Company, L.L.C. ("TWB"), a 40 percent interest in Bing Blanking, L.L.C. ("Bing Blanking") and a 49 percent interest in Delaco Processing, L.L.C. ("Delaco Steel Processing"). All of the Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

Double Eagle is an electrolytic galvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. Rouge Industries' proportionate share of Double Eagle's production costs of $40,432,000, $39,459,000 and $37,618,000 for 1998, 1997 and 1996, respectively, is included in the Company's costs and expenses and inventory. The Company is committed to pay 50 percent of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company's products. At December 31, 1998, the Company's share of the underlying net assets of Double Eagle exceeded its investment by $39,231,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the Acquisition and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries' share of Double Eagle's costs over the remaining lives of the property.

Until November 30, 1996, Eveleth was 85 percent owned by the Company and 15 percent owned by Oglebay Norton Company and produced iron ore pellets at Eveleth Mines under collective operating agreements with Eveleth Expansion Company. Effective December 1, 1996, under the terms of a restructuring agreement, Eveleth became a wholly-owned subsidiary of the Company and, in exchange for a 45 percent ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. No gain or loss was recorded at the time of the transaction and the impact of the transfer of approximately $17,681,000 of assets and $30,253,000 of liabilities by Eveleth to EVTAC was excluded from the Statement of Cash Flows. At December 31, 1998, the Company's share of the underlying net assets of EVTAC exceeded its investment by $9,605,000. This excess is being amortized into income over the estimated remaining useful lives of the contributed assets.

Shiloh of Michigan produces engineered steel blanks, TWB produces laser welded blanks, Spartan Steel is a cold rolled hot dip galvanizing facility, Bing Blanking is a producer of first operation blanks and rollformed parts, and Delaco Steel Processing is a steel processor and warehouser. Spartan Steel, Bing Blanking and Delaco Steel Processing all began operation in 1998.

The table below sets forth summarized financial information for Rouge Industries' unconsolidated subsidiaries (dollars in thousands):


                                  December 31
                          ------------------------
                             1998          1997
                             ----          ----

Current Assets             $ 97,468     $ 82,014
Noncurrent Assets           360,312      308,047
Current Liabilities          91,756       45,920
Noncurrent Liabilities      119,155      120,012




                                 Year Ended December 31
                        --------------------------------------
                          1998           1997            1996
                          ----           ----            ----

Net Sales             $ 258,779      $ 193,463      $  16,268
Gross Profit             18,422          2,960            446
Net Income (Loss)        (1,594)        (6,358)           498


NOTE 5 - DEBT

The Company had borrowings of $29,000,000 outstanding as of December 31, 1998 and $17,900,000 outstanding as of December 31, 1997.

In 1997, Rouge Steel and Rouge Industries entered into an agreement for a $100,000,000, unsecured revolving loan facility (the "Credit Agreement"). Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is the guarantor. Interest is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.20% to 0.40%, depending on the Company's debt to capitalization ratio at the time of borrowing. The interest rate option is chosen by Rouge Steel at the time of each borrowing and is thereafter changeable under certain specified conditions. The facility bears a fixed annual fee of $20,000 and a fee on the entire amount of the facility which can vary from 0.1% to 0.2%, depending on the

Company's debt to capitalization ratio at the time. The Credit Agreement, which expires on December 16, 2002, contains certain financial covenants, with which the Company was in compliance on December 31, 1998.

Cash paid for interest was $926,000 in 1998, $462,000 in 1997 and $350,000 in
1996.

NOTE 6 - PENSION AND POSTRETIREMENT BENEFIT PLANS

In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends certain provisions of SFAS No. 87, 88 and 106 and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Prior year comparative information has been restated to conform to the current year presentation.

The following table presents benefit obligation, asset value, funded status, cash flow and weighted average assumptions for Rouge Steel's pension and postretirement benefit plans (dollars in thousands):

                                                             Pension Plans                    Postretirement Benefit Plans
                                                     -----------------------------        ------------------------------------
                                                     1998         1997        1996        1998              1997          1996
                                                     ----         ----        ----        ----              ----          ----
Change in Benefit Obligation
Benefit Obligation at Beginning of Year          $ 109,087    $  91,957    $  79,538    $  54,530    $  47,189    $  39,216
   Service Cost                                      8,116        8,047        8,143        3,649        3,287        2,992
   Interest Cost                                     8,425        7,531        6,541        4,211        3,781        3,163
   Plan Participants' Contributions                    337          305          373           --           --           --
   Plan Amendments                                      --        1,557           --           --           --           --
   Actuarial (Gain) Loss                             6,821          739       (1,945)       5,727          453        1,957
   Total Benefit Payments                           (2,023)      (1,049)        (693)        (238)        (180)        (139)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
     Benefit Obligation at End of Year           $ 130,763    $ 109,087    $  91,957    $  67,879    $  54,530    $  47,189
                                                 =========    =========    =========    =========    =========    =========



Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year   $ 121,360    $  87,729    $  77,998    $      --    $      --    $      --
   Actual Return on Plan Assets                      6,550       23,111        9,325           --           --           --
   Employer Contributions                            2,124       11,264        1,097          238          180          139
   Participants' Contributions                         337          305          373           --           --           --
   Total Benefit Payments                           (2,023)      (1,049)        (693)        (238)        (180)        (139)
   Other                                              (293)          --         (371)          --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
     Fair Value of Plan Assets at End of Year    $ 128,055    $ 121,360    $  87,729    $      --    $      --    $      --
                                                 =========    =========    =========    =========    =========    =========


Funded Status                                    $  (2,708)   $  12,273    $  (4,228)     (67,879)     (54,530)     (47,189)
Unrecognized Actuarial (Gain) Loss                    (967)     (12,760)       1,386       13,273        7,743        7,672
Unrecognized Prior Service Cost                      8,600        9,707        9,257          237          284          331
Adjustment to Book Value                                --           --           --           68           49           27
Adjustment for Sept. 30th Measurement Date              --          (96)       6,120           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
     Net Amount Recognized                       $   4,925    $   9,124    $  12,535    $ (54,301)     (46,454)     (39,159
                                                 =========    =========    =========    =========    =========    =========


Amount Recognized in the Consolidated
 Balance Sheets Consists of
   Prepaid Benefit Cost                          $   6,837    $   9,498    $  12,535    $      --    $      --    $      --
   Accrued Benefit Liability                        (1,912)        (374)          --      (54,301)     (46,454)     (39,159)
   Additional Minimum Liability                     (5,878)      (3,462)      (2,399)          --           --           --
   Intangible Asset                                  1,366        1,216           --           --           --           --
   Accumulated Other Comprehensive Income            4,512        2,246        2,399           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
     Net Amount Recognized                       $   4,925    $   9,124    $  12,535    $ (54,301)     (46,454)     (39,159)
                                                 =========    =========    =========    =========    =========    =========



Weighted-Average Assumptions
   Discount Rate                                   6.75%  7.25%    7.50%     6.75%      7.25%        7.50%
   Expected Return on Plan Assets                  9.00   9.00     9.00      N/A        N/A          N/A
   Rate of Compensation Increase - Salaried         3.7%   3.7%     3.7%      3.7%       3.7%         3.7%
   Rate of Compensation Increase - Hourly          N/A    N/A       N/A       3.0%       3.0%         3.0%



For measurement purposes, an assumed health care trend rate of 7.0% was used for the postretirement benefit obligation in 1996, decreasing to 6.0% in 1997 and remaining at that level thereafter. A measurement date of September 30 was used for the pension plans. A measurement date of December 31 was used for the postretirement benefit plans.

The following schedule sets forth the components of net periodic benefit cost (dollars in thousands):

                                                          Pension Plans                   Postretirement Benefit Plans
                                            -----------------------------------        -------------------------------
                                               1998         1997        1996              1998         1997        1996
                                               ----         ----        ----              ----         ----        ----
Components of Net Periodic Benefit Cost
Service Cost                               $  8,116      $  8,077      $  8,143      $  3,649     $  3,287     $  2,992
Interest Cost                                 8,425         7,565         6,541         4,211        3,781        3,163
Expected Return on Plan Assets              (10,833)       (8,358)       (7,021)           --           --           --
Amortization of Prior Service Cost            1,108         1,140         1,012            47           47           47
Recognized Actuarial (Gain) Loss               (397)          131           261           197          382          385
                                           --------      --------      --------      --------     --------     --------
  Net Periodic Benefit Cost                $  6,419      $  8,555      $  8,936      $  8,104     $  7,497     $  6,587
                                           ========      ========      ========      ========     ========     ========





The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are set forth below (dollars in thousands):

                                                           December 31
                                                ---------------------------------
                                                1998         1997        1996
                                                ----         ----        ----

Projected Benefit Obligation                    $18,577     $15,486       $67,309
Accumulated Benefit Obligation                   18,317      15,271        67,309
Fair Value of Plan Assets                        12,939      12,262        63,147


Rouge Steel Company has two nonpension postretirement benefit plans. One plan is noncontributory. The health care provision of the other plan has a contribution requirement for eligible participants hired after November 1, 1988. The life insurance provision of this plan is noncontributory.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended and as of December 31, 1998 (dollars in thousands):


                                                                     One Percentage     One Percentage
                                                                     Point Increase     Point Decrease
                                                                     --------------     --------------

Effect on Total of Service and Interest Cost Components                  $  2,377     $    (1,771)
Effect on Postretirement Benefit Obligation                                15,263         (11,584)

NOTE 7 - INCOME TAXES

Rouge Industries' income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently subject to state or foreign income taxes, consists of the following components (dollars in thousands):



                                 Year Ended December 31
                          -------------------------------
                          1998         1997          1996
                          ----         ----          ----

Current                  $(3,275)     $ 1,446      $(2,482)
Deferred                  (5,430)      (9,540)      (4,433)
                         -------      -------      -------
     Total Provision     $(8,705)     $(8,094)     $(6,915)
                         =======      =======      =======


The Company's income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The income tax benefit associated with the loss of unconsolidated subsidiaries was $655,000 in 1998, which is comprised of a current provision of $2,000 and a deferred benefit of $657,000. The income tax benefit associated with the loss of unconsolidated subsidiaries was $385,000 in 1997, which is comprised of a current provision of $513,000 and a deferred benefit of $898,000. The income tax provision associated with the income of unconsolidated subsidiaries was $27,000 in 1996. The additional minimum pension liability adjustment of $4,512,000 is shown net of the deferred tax impact of $1,579,000 at December 31, 1998.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):


                                                Year Ended December 31
                                           --------------------------------
                                           1998          1997          1996
                                           ----          ----          ----

Pre-Tax Income                           $ 33,061      $ 31,226      $ 30,220
                                         ========      ========      ========

Computed Provision                       $(11,571)     $(10,929)     $(10,577)
Source of Difference:
   Amortization of Negative Goodwill        2,029         2,029         2,029
   Change in Valuation Allowance            1,106           774         1,800
   Other                                     (269)           32          (167)
                                         --------      --------      --------
      Total Provision                    $ (8,705)     $ (8,094)     $ (6,915)
                                         ========      ========      ========

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

                                                  December 31
                                            --------------------
                                            1998            1997
                                            ----            ----
              ASSETS
Basis of Consolidated Subsidiary          $  7,033      $  8,964
Postretirement and Other Benefits           24,661        18,734
Other                                        9,991         6,854
Operating Loss and Alternative
     Minimum Tax Credit Carryforwards       30,065        31,693
                                          --------      --------
Gross Deferred Tax Assets                   71,750        66,245
Valuation Allowance                        (10,715)      (11,821)
                                          --------      --------
Gross Deferred Tax Assets
     After Valuation Allowance              61,035        54,424
                                          --------      --------

              LIABILITIES
Property, Plant, and Equipment             (36,637)      (25,939)
Inventories                                (11,495)      (12,388)
Other                                          (33)          (34)
                                          --------      --------
Gross Deferred Tax Liabilities             (48,165)      (38,361)
                                          --------      --------
     Total Net Deferred Tax Assets        $ 12,870      $ 16,063
                                          ========      ========


Unused regular tax loss carryforwards were approximately $19,245,000 at December 31, 1997. Alternative minimum tax credit carryforwards amounted to $30,065,000 at December 31, 1998 and $24,957,000 at December 31, 1997. The alternative minimum tax loss carryforwards may be carried forward indefinitely.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company previously recorded a partial valuation allowance on certain deferred tax assets. The reduction of the valuation allowance was primarily the result of the utilization of basis differences in fixed assets. Certain 1997 deferred tax balances and the related valuation allowance pertaining to Eveleth were reclassified to conform with the current year's presentation. Current deferred tax assets of $45,000 and $1,819,000 in 1998 and 1997, respectively, are recorded in Other Current Assets. The remaining deferred tax assets are included in Deferred Charges and Other.

Net cash paid for income taxes was $6,557,000 in 1998. In 1997, the Company made estimated tax payments of $2,000,000 and received a net cash refund of $4,704,000. Net cash paid for income taxes was $5,325,000 in 1996.

NOTE 8 - COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01.  Each Class B share has 2.5 votes.

The Company has an outside director equity plan ("ODEP"), a 1994 stock incentive plan and a 1998 stock incentive plan (the 1994 stock incentive plan and the 1998 stock incentive plan together the "SIP"). The ODEP and the SIP provide for stock option grants to the Company's directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,000,000 shares of common stock. Of this amount, options are outstanding for 383,950 shares at December 31, 1998. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

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

                                                                                    Year Ended December 31
                                                                          ------------------------------------------
                                                                          1998               1997               1996
                                                                          ----               ----               ----

Net Income (dollars in thousands)          As Reported                  $  23,392        $   22,414         $  23,392
                                           Pro Forma                       22,880            21,523            22,357

Net Income Per Share                       As Reported                  $    1.06         $    1.02         $    1.07
                                           Pro Forma                         1.04              0.98              1.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996:

                                                   1998                       1997                       1996
                                                   ----                       ----                       ----

Dividend Yield                                     0.99%                      0.57%                      0.51%
Risk-Free Interest Rate                            5.77                       6.35                       5.56
Expected Volatility                               36.40                      33.26                      32.74
Expected Life                                   7 years                    7 years                    7 years


A summary of the status of the Company's stock-based compensation plans as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                    1998                           1997                         1996
                                           ------------------------   ------------------------------   --------------------
                                                         Weighted-                    Weighted-                   Weighted-
                                                          Average                      Average                     Average
                                            Shares         Price           Shares       Price           Shares      Price
                                           --------      ---------        --------    ---------        -------     --------
Outstanding at January 1                    297,250       $24.29           207,325      $26.04         106,500      $28.33
Granted                                     109,300        12.16           105,800       20.92         109,200       23.70
Forfeited                                   (22,600)       20.00           (15,875)      24.69           (8,37)      24.77
                                            -------                       --------                    --------
Outstanding at December 31                  383,950       $21.09           297,250      $24.29         207,325      $26.04
                                            =======       ======           =======      ======         =======      ======

Options Exercisable at Year-End             309,425       $22.58           222,175      $25.11         130,694      $26.46
Weighted-Average Fair Value of
     Options Granted During the Year                      $ 5.41                       $  9.57                      $10.43

The following table presents summarized information about stock options outstanding at December 31, 1998:


                                  Options Outstanding                                           Options Exercisable
                     ----------------------------------------------------------     ----------------------------------
                          Number           Weighted-Average         Weighted-             Number           Weighted-
Range of              Outstanding at           Remaining             Average          Exercisable at        Average
Exercise Prices      December 31, 1998     Contractual Life      Exercise Price      December 31, 1998  Exercise Price
---------------      -----------------     ----------------      --------------      -----------------  --------------

$12.13 to 15.13              104,000         9.0 years              $12.20                52,375          $12.23
$21.00 to 23.00              98,350          7.9                     21.10                75,450           21.13
$23.01 to 24.00              95,600          7.0                     23.73                95,600           23.73
$28.88                       86,000          6.0                     28.88                86,000           28.88


NOTE 9 - EARNINGS PER SHARE

The calculation of diluted net income per share for the years ended December 31, 1998, 1997 and 1996 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were adjusted for the effect of 0, 37 and 51 shares of dilutive securities which were outstanding as of December 31, 1998, 1997 and 1996, respectively.

The dilutive securities represent stock options which were granted to members of management or the board of directors and which had exercise prices lower than the average market price of the Company's Class A Common Stock. Options to purchase 383,950 shares at $12.13 to $28.88 per share in 1998, 295,750 shares at $21.00 to $28.88 per share in 1997 and 204,325 shares at $22.88 to $28.88 per share in 1996 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's Class A Common Stock. These options will expire between 2005 and 2008.

NOTE 10  -  COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, heavy equipment repair, construction and transportation from Ford. In addition, the Company leases certain land, office space and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $3,564,000 in 1998, $18,469,000 in 1997 and $25,643,000 in 1996. The Company has assumed some of the services which had previously been provided by Ford resulting in the decline in payments to Ford.

The Company also jointly owns a powerhouse facility (the "Powerhouse") with Ford, under a renewable ten-year agreement expiring December 31, 1999. On February 1, 1999, an explosion at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. See Note 11 for a more detailed discussion of the Powerhouse explosion. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60 percent by the Company and 40 percent by Ford, with each party receiving a portion of the power generated. The costs of operating the facility are allocated between the Company and Ford based on the consumption of utilities. The Company's share of the costs of this facility was approximately $76,185,000 in 1998, $78,499,000 in 1997 and $74,005,000 in 1996. In 1996, the Company provided written notice to Ford of its intention to terminate the Powerhouse agreement on December 15, 1999. The Company and Ford have signed an agreement for long-term energy services with CMS Energy Corporation which, along with DTE Energy Company (together with its subsidiaries, "DTE"), will build and operate a co-generation power plant.

In connection with its operation of the Powerhouse, Ford purchases a portion of the gas produced by the Company's blast furnaces for use at the Powerhouse based on a negotiated formula. Ford purchased $27,046,000, $26,497,000 and $23,638,000 worth of blast furnace gas in 1998, 1997 and 1996, respectively. Of these amounts, between 60 and 70 percent has been charged back to the Company for its proportionate share of the cost of such gas.

During 1998, 1997 and 1996, the Company purchased scrap from Ford at a cost of $31,774,000, $40,496,000 and $31,401,000, respectively. These purchases were made under a supply agreement that expires in automotive model-year 2000.

Waste Oxide Reclamation Facility Lease

Rouge Steel has committed to a seven-year lease for a $52,500,000 waste oxide reclamation facility. The facility is presently being constructed, and it is expected to be completed in the second quarter of 1999.
Lease payments will commence at that time.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC described in Note 4, Rouge Steel is required to purchase 45 percent of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The Company also has the right of first refusal with respect to 45 percent of any pellets produced by EVTAC in excess of
5.0 million natural gross tons. The Company and the other owners of EVTAC are currently in discussions regarding EVTAC's operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

The Company has a ten-year contract for the supply of oxygen and nitrogen which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchases of $8,300,000 and $550,000, respectively. Oxygen and nitrogen purchases aggregated approximately $21,001,000 in 1998, $15,124,000 in 1997 and $11,707,000 in 1996.

Shiloh of Michigan, L.L.C. Loan Guaranty

Rouge Industries guarantees 20 percent of a $30,000,000 line of credit for Shiloh of Michigan, an engineered steel blanking joint venture between the Company and Shiloh Industries, Inc. As of December 31, 1998, Shiloh of Michigan had borrowings of $28,701,000 outstanding under its line of credit.

Delaco Processing, L.L.C. Loan Guaranty

Rouge Industries and Delaco Steel Corporation have agreed to jointly and severally guarantee a $7,300,000 line of credit for Delaco Steel Processing, the Company's 49 percent owned steel slitting joint venture with Delaco Supreme Tool & Gear Co. As of December 31, 1998, Delaco Steel Processing had borrowings of $3,036,000 outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty

The Company guarantees a $4,000,000 term loan and a $1,000,000 line of credit loan for Bing Blanking. As of December 31, 1998, Bing Blanking had $4,000,000 outstanding under its term loan and did not have any borrowings outstanding under its line of credit. In addition, as of December 31, 1998, Bing Blanking owes the Company $3,000,000.

Environmental Matters

The Company is indemnified by Ford through December 15, 2009 for environmental obligations relating to conditions arising prior to the Acquisition on December 15, 1989. It is the Company's practice to coordinate the resolution of such obligations with Ford. Management believes that disputed or unresolved obligations are immaterial in relation to the Company's consolidated financial position or results of operations.

The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Although the Company believes that its facilities are in material compliance with these provisions, from time to time, the Company is subject to investigations by an environmental agency. In management's opinion, none of such current investigations, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial position or results of operations.

Litigation

Residents of the City of Melvindale (a suburb in close proximity) have filed a class action lawsuit against the Company. The lawsuit claims trespass, nuisance and negligence as a result of alleged air pollution over an unspecified period of time including the period from March to June of 1997. Since damage calculations have not yet been performed, it is currently not possible to determine either the level of the Company's monetary exposure or the likely outcome of the lawsuit.

The Company is involved in routine litigation incidental to its business. Other than the matter discussed above, in management's opinion, none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENT

On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a temporary shutdown of the Company's steel making facilities and corporate offices. The Powerhouse is owned by Rouge Steel (60%) and Ford (40%).

On February 4, 1999, partial electricity and steam service was restored to the Rouge Steel facilities through a combination of new power lines from DTE and temporary generators and package boilers.

On February 11, 1999, Rouge Steel resumed limited production at its hot strip mill and cold mills. Primary operations, including the Company's two blast furnaces, the basic oxygen furnace and continuous caster, will remain idle pending the refurbishment and restart of the turbo air equipment, which is integral to the operation of the blast furnaces and was housed in the Powerhouse. The Company believes that its primary operations will return to production by April 30, 1999. In advance of the resumption of full production capacity, the Company has purchased an aggregate of 450,000 tons of semi-finished steel to partially support its automotive order book.

Although the Company has a considerable insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations, the full extent of the damage to the Powerhouse and the resulting financial effect have not been determined.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands):



                                                   Charged
                              Balance           (Credited) to                                  Balance
   Year Ended              at Beginning           Cost and                                     at End
  December 31                of Period            Expenses             Write-Offs             of Period
  ------------               ---------            --------             ----------             ---------

       1998                    $6,333              $11,604              $     --              $ 17,937
       1997                     7,294                 (815)                 (146)                6,333
       1996                     6,118                1,248                   (72)                7,294

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     First            Second            Third          Fourth
                                                    Quarter           Quarter          Quarter         Quarter
                                                    -------           -------          -------         -------
                                                              (in thousands, except per share amounts)
1998

Total Sales                                          $318,952         $306,001          $269,679        $268,557

Gross Margin                                           12,583           13,521            12,724          14,336

Net Income                                              4,071            6,150             5,543           7,628

Net Income Per Share                                     0.19             0.28              0.25            0.34



1997

Total Sales                                          $334,172         $355,205          $320,707        $331,476

Gross Margin                                           17,022           18,724            12,935          (1,035)

Net Income (Loss)                                       9,284           10,622             6,979          (4,471)

Net Income (Loss) Per Share                              0.42             0.48              0.32           (0.20)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


None.

                                    PART III


Item 10.        Directors and Executive Officers of the Registrant.

       Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 - Election of Directors" in the Company's 1999 Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 30, 1999. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.


Item 11.        Executive Compensation.

       Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference to the information contained under the caption "Security Ownership" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999.


Item 13.        Certain Relationships and Related Transactions.

       Incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999.

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

               (3)   Exhibits:

       The following exhibits are included in this report or incorporated herein by reference:

     Exhibit
     Number                    Description of Exhibit
     ------                    ----------------------

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

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

         3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

         4.1 Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the "Stockholders Agreement"), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. ("Worthington") (incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 Annual Report on Form 10-K (Commission File Number 1- 12852) (the "1996 Form 10-K")).

         4.2 First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

         10.1 Credit Agreement dated as of December 16, 1997 (the "Credit Agreement"), among the Registrant, Rouge Steel Company, the banks named therein and NBD Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant's 1997 Annual Report on Form 10-K (Commission File Number I-12852) (the "1997 Form 10-K")).

         10.2 Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company ("Ford") and Marico Acquisition Corp. ("Marico") (incorporated herein by reference to Exhibit
                  10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-74698) (the "S-1 Registration Statement")).

     Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------

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

         10.8 Scrap Sale Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement).

         10.9 Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

         10.10 Transitional Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement).

         10.11 Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registrant Statement).

         10.12 Joint Venture Agreement dated as of November 30, 1984 (the "Joint Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

         10.13 Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registrant Statement).

     Exhibit
     Number               Description of Exhibit
     ------               ----------------------


         10.14 Operating Agreement for Shiloh of Michigan, L.L.C. dated as of January 2, 1996 by and among Shiloh of Michigan, L.L.C., the Registrant and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the 1995 Form 10-K).

         10.15 Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. ("Thyssen") and Worthington Steel of Michigan, Inc., ("Worthington Steel") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the "First Quarter 1997 10-Q")).

         10.16 First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit
                  10.2 to the First Quarter 1997 10-Q).

         10.17 Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to
                  Exhibit 10.18 to the 1997 Form 10-K).

         10.18 First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

         10.19 Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

         10.20 Eveleth Mines Exit Agreement dated as of November 25, 1996 among Oglebay Norton Company, ONCO Eveleth Company, Eveleth Taconite Company, Eveleth Expansion Company, AK Steel Corporation, Virginia Horn Taconite Company, Rouge Steel Company, Stelco, Inc., Ontario Eveleth Company and Eveleth Mines LLC (incorporated herein by reference to Exhibit 10.19 to the 1996 Form 10-K).

         10.21 Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

         10.22 Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Rouge Steel Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit to 10.21 to the 1996 Form 10- K).

     Exhibit
     Number                      Description of Exhibit
     ------                      ----------------------


         10.23 Letter Agreement dated as of October 25, 1996 between Worthington Industries and Rouge Steel Company (incorporated herein by reference to Exhibit 10.22 to the 1996 Form 10-K).

         10.24 Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

         10.25 Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

         10.26** Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration Statement")).

         10.27** Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

         10.28 Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

         10.29 Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

         10.30 Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

         10.31** Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

         10.32** Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

         10.33** Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

         10.34** Rouge Steel Company Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.31 to the 1997 Form 10-K).

     Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------


         10.35** Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.40 to the 1997 Form 10-K).

         10.36** Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).



         21+      List of Subsidiaries.

         23+      Consent of PricewaterhouseCoopers LLP.

         27+      Financial Data Schedule


--------------------
+    Filed herewith.
** Compensatory plans in which the Registrant's directors and executive officers participate.

     (b) The Company did not file a Current Report on Form 8-K during the fourth quarter of 1998.

     (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

     (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 1999.

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



        Signatures                                     Title                                  Date
        ----------                                     -----                                  ----

/s/ Carl L. Valdiserri             Chief Executive Officer and Chairman of                March 11, 1999
------------------------------     the Board


/s/ Louis D. Camino                President, Chief Operating Officer and                 March 11, 1999
---------------------------        Director


/s/ Gary P. Latendresse            Executive Vice President,                              March 11, 1999
---------------------------        Chief Financial Officer and Director


/s/ Dominick C. Fanello            Director                                               March 11, 1999
-------------------------


/s/ John E. Lobbia                 Director                                               March 11, 1999
-----------------------------


/s/ Peter J. Pestillo              Director                                               March 11, 1999
--------------------------------


/s/ Clayton P. Shannon             Director                                               March 11, 1999
--------------------------

                               INDEX TO EXHIBITS







EXHIBIT NO.                   DESCRIPTION
-----------                   -----------



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

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

         3.2 Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

         4.1 Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the "Stockholders Agreement"), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. ("Worthington") (incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 Annual Report on Form 10-K (Commission File Number 1- 12852) (the "1996 Form 10-K")).

         4.2 First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

         10.1 Credit Agreement dated as of December 16, 1997 (the "Credit Agreement"), among the Registrant, Rouge Steel Company, the banks named therein and NBD Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant's 1997 Annual Report on Form 10-K (Commission File Number I-12852) (the "1997 Form 10-K")).

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

         10.8 Scrap Sale Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.20 to the S-1 Registration Statement).

         10.9 Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

         10.10 Transitional Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.22 to the S-1 Registration Statement).

         10.11 Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registrant Statement).

         10.12 Joint Venture Agreement dated as of November 30, 1984 (the "Joint Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

         10.13 Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registrant Statement).

         10.14 Operating Agreement for Shiloh of Michigan, L.L.C. dated as of January 2, 1996 by and among Shiloh of Michigan, L.L.C., the Registrant and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the 1995 Form 10-K).

         10.15 Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. ("Thyssen") and Worthington Steel of Michigan, Inc., ("Worthington Steel") (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the "First Quarter 1997 10-Q")).

         10.16 First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit
                  10.2 to the First Quarter 1997 10-Q).

         10.17 Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to
                  Exhibit 10.18 to the 1997 Form 10-K).

         10.18 First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

         10.19 Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

         10.20 Eveleth Mines Exit Agreement dated as of November 25, 1996 among Oglebay Norton Company, ONCO Eveleth Company, Eveleth Taconite Company, Eveleth Expansion Company, AK Steel Corporation, Virginia Horn Taconite Company, Rouge Steel Company, Stelco, Inc., Ontario Eveleth Company and Eveleth Mines LLC (incorporated herein by reference to Exhibit 10.19 to the 1996 Form 10-K).

         10.21 Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

         10.22 Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Rouge Steel Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit to 10.21 to the 1996 Form 10- K).

         10.23 Letter Agreement dated as of October 25, 1996 between Worthington Industries and Rouge Steel Company (incorporated herein by reference to Exhibit 10.22 to the 1996 Form 10-K).

         10.24 Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

         10.25 Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation. and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

         10.26** Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration Statement")).

         10.27** Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

         10.28 Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

         10.29 Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

         10.30 Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

         10.31** Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

         10.32** Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

         10.33** Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

         10.34** Rouge Steel Company Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.31 to the 1997 Form 10-K).

         10.35** Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.40 to the 1997 Form 10-K).

         10.36** Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).



         21+      List of Subsidiaries.

         23+      Consent of PricewaterhouseCoopers LLP.

         27+      Financial Data Schedule


--------------------
+    Filed herewith.
** Compensatory plans in which the Registrant's directors and executive officers participate.