Form 10-K405/A
period 1998-12-31
ROUGE INDUSTRIES INC
filed 1999-03-31
CIK 918577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

                             ROUGE INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I                                                                                       PAGE

Item 1.       Business....................................................................    3

Item 2.       Properties..................................................................   13

PART II

Item 8.       Financial Statements and Supplementary Data.................................   14


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

       Other Raw Materials and Energy Sources. During 1998, natural gas, electricity and steam constituted 46%, 40% and 14%, respectively, of the Company's total energy costs. Natural gas is acquired at prevailing market prices from various producers. The Company purchases electricity from DTE Energy Company (together with its subsidiaries, "DTE") for its ladle refining and electrogalvanizing facilities. The Company owns a 60% interest in a 345 megawatt powerhouse (the "Powerhouse") that is managed and operated by Ford (which owns the other 40%). Pursuant to an operating agreement with Ford (the "Powerhouse Joint Operating Agreement") which expires December 31, 1999, the Powerhouse provided the rest of the electricity consumed by the Company, as well as all of its steam requirements. In December, 1998, Rouge Steel and Ford signed an agreement for long-term energy services with CMS Energy Corporation (together with its subsidaries, "CMS"), which will build and operate a co-generation power plant. The new power plant is expected to be in operation by mid 2000. On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company's steel making facilities as well as the Ford facilities in the Rouge complex. Restoration of most of the utilities that were provided by the Powerhouse was accomplished through a combination of new lines from DTE and temporary generators and package boilers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion."

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

       Rouge Steel's facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world's largest electrogalvanizing facility and a 60% interest in the Powerhouse that is managed by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company's steel making facilities. It is uncertain whether the Powerhouse will be operational in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion". Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS, which will build and operate a co-generation power plant to begin operating in mid-2000. Along with Rouge Steel's properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dipped galvanizing facility; (ii) a 20% interest in Shiloh of Michigan, an engineered steel blanking facility; (iii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; (iv) an 11.1% interest in TWB, a producer of laser welded blanks; (v) a 49% interest in Delaco Steel Processing, a steel processor and (vi) a 40% interest in Bing Blanking, a steel blanker and producer of roll formed parts.

Item 8.     Financial Statements and Supplementary Data.

  The following information is submitted pursuant to the requirements of Item 8:


                                                                                               Page
                                                                                               ----
Report of Independent Accountants............................................................   15

 Consolidated Balance Sheets as of December 31, 1998 and 1997................................   16

Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   18

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   19

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996.........................................................   20

Notes to Consolidated Financial Statements...................................................   21

Schedule II - Valuation and Qualifying Accounts and Reserves.................................   35

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



PricewaterhouseCoopers LLP
Bloomfield Hills, Michigan
February 3, 1999, except as to Note 11
   which is as of March 2, 1999
   and the second paragraph of Note 10
   which is as of March 25, 1999

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

The Company also jointly owns a powerhouse facility (the "Powerhouse") with Ford, under a renewable ten-year agreement expiring December 31, 1999. On February 1, 1999, an explosion at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. See Note 11 for a more detailed discussion of the Powerhouse explosion. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60 percent by the Company and 40 percent by Ford, with each party receiving a portion of the power generated. The costs of operating the facility are allocated between the Company and Ford based on the consumption of utilities. The Company's share of the costs of this facility was approximately $76,185,000 in 1998, $78,499,000 in 1997 and $74,005,000 in 1996. In 1996, the Company provided written notice to Ford of its intention to terminate the Powerhouse agreement on December 15, 1999. The Company and Ford have signed an agreement for long-term energy services with CMS Energy Corporation, which will build and operate a co-generation power plant.

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

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)   Documents filed as part of this Report:

               (1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 14.

               (2) A list of financial statement schedules required to be filed by Item 8 is located on page 14.

               (3)   Exhibits:

     Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------

         23+      Consent of PricewaterhouseCoopers LLP.

         27+      Financial Data Schedule


--------------------
+    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(a) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1999.

                                            ROUGE INDUSTRIES, INC.



                                            By: /s/ Gary P. Latendresse
                                            ------------------------------
                                            Name:  Gary P. Latendresse
                                            Title: Executive Vice President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit
     Number                     Description of Exhibit
     ------                     ----------------------

         23+      Consent of PricewaterhouseCoopers LLP.

         27+      Financial Data Schedule


--------------------
+    Filed herewith.