Form 10-Q
period 1999-03-31
ROUGE INDUSTRIES INC
filed 1999-05-11
CIK 918577

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to ______________


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
Yes    X                  No
   ---------          ---------

The number of shares of common stock issued and outstanding as of May 4, 1999 was 22,126,206 which includes 14,563,806 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999



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



PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings.................................................................................19

Item 6.        Exhibits and Reports on Form 8-K..................................................................20

                     [PRICEWATERHOUSECOOPERS LLP LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 10 of this report on Form 10-Q as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 3, 1999, except as to Note 11 which is as of March 2, 1999 and the second paragraph of Note 10 which is as of March 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Bloomfield Hills, Michigan
April 30, 1999

PART I.        FINANCIAL INFORMATION
-------        ---------------------

Item 1.        Consolidated Financial Statements



                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (amounts in thousands)






                                                                               March 31                December 31
Assets                                                                           1999                      1998
------                                                                           ----                      ----
                                                                               Unaudited
Current Assets
  Cash and Cash Equivalents                                                  $  14,674                  $   2,418
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $33,505 and $17,937)                                                 95,290                    130,624
     Insurance Recovery                                                         98,617                          -
     Affiliates                                                                  3,764                      5,644
  Inventories                                                                  211,995                    275,811
  Other Current Assets                                                          29,386                      7,075
                                                                             ---------                  ---------
     Total Current Assets                                                      453,726                    421,572
                                                                             ---------                  ---------

Property, Plant, and Equipment
  Land                                                                             366                        366
  Buildings and Improvements                                                    23,008                     23,018
  Machinery and Equipment                                                      288,866                    289,058
  Construction in Progress                                                      43,004                      4,525
                                                                             ---------                  ---------
     Subtotal                                                                  355,244                    316,967
  Less:  Accumulated Depreciation                                              (63,233)                   (58,846)
                                                                             ---------                  ---------
     Net Property, Plant, and Equipment                                        292,011                    258,121
                                                                             ---------                  ---------

Investment in Unconsolidated Subsidiaries                                       65,057                     64,646
                                                                             ---------                  ---------

Deferred Charges and Other                                                       7,473                     24,548
                                                                             ---------                  ---------

     Total Assets                                                            $ 818,267                  $ 768,887
                                                                             =========                  =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (amounts in thousands except share amounts)







                                                                                      March 31           December 31
Liabilities and Stockholders' Equity                                                    1999                1998
------------------------------------                                                    ----                ----
                                                                                      Unaudited
Current Liabilities
  Accounts Payable
     Trade                                                                           $ 193,525            $ 153,115
     Affiliates                                                                            244               13,776
  Accrued Vacation Pay                                                                  11,803               10,737
  Taxes Other than Income                                                                2,358                6,131
  Other Accrued Liabilities                                                             31,159               25,394
                                                                                     ---------            ---------
     Total Current Liabilities                                                         239,089              209,153
                                                                                     ---------            ---------

Long-Term Debt                                                                          19,000               29,000
                                                                                     ---------            ---------

Other Postretirement Benefits                                                           56,798               54,301
                                                                                     ---------            ---------

Other Liabilities                                                                       11,466               11,327
                                                                                     ---------            ---------

Deferred Insurance Recovery                                                             40,215                    -
                                                                                     ---------            ---------

Excess of Net Assets Acquired Over Cost                                                  4,035                5,484
                                                                                     ---------            ---------

Commitments and Contingencies (Notes 3 and 5)

Stockholders' Equity
  Common Stock
     Class A, 80,000,000 shares authorized with 14,552,197
        and 14,521,538 issued and outstanding as of
        March 31, 1999 and December 31, 1998, respectively                                 145                  145
     Class B, 8,690,400 shares authorized with 7,562,400 issued and
        outstanding                                                                         76                   76
  Capital in Excess of Par Value                                                       129,746              129,458
  Retained Earnings                                                                    320,630              332,876
  Accumulated Other Comprehensive Income                                                (2,933)              (2,933)
                                                                                     ---------            ---------
     Total Stockholders' Equity                                                        447,664              459,622
                                                                                     ---------            ---------
     Total Liabilities and Stockholders' Equity                                      $ 818,267            $ 768,887
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
                                    Unaudited



                                                                                For the Quarter Ended March 31
                                                                                ------------------------------
                                                                                   1999             1998
                                                                                   ----             ----
Sales
-----
  Unaffiliated Customers                                                         $ 222,818          $ 281,872
  Affiliates                                                                        11,094             37,080
                                                                                 ---------          ---------
    Total Sales                                                                    233,912            318,952
                                                                                 ---------          ---------
Costs and Expenses

  Costs of Goods Sold                                                              298,263            301,239
  Depreciation and Amortization                                                      5,624              5,130
  Selling and Administrative Expenses                                                6,419              5,925
  Amortization of Excess of Net Assets Acquired Over Cost                           (1,449)            (1,449)
                                                                                 ---------          ---------
    Total Costs and Expenses                                                       308,857            310,845
                                                                                 ---------          ---------

Operating Income (Loss)                                                            (74,945)             8,107

Interest Income                                                                        129                 51
Interest Expense                                                                      (351)              (425)
Insurance Recovery                                                                  58,402                  -
Other - Net                                                                         (2,119)              (386
                                                                                 ---------          ---------
Income (Loss) Before Income Taxes and
  Equity in Unconsolidated Subsidiaries                                            (18,884)             7,347
Income Tax (Provision) Benefit                                                       7,192             (2,212)
                                                                                 ---------          ---------
Income (Loss) Before Equity in
  Unconsolidated Subsidiaries                                                      (11,692)             5,135
Equity in Unconsolidated Subsidiaries                                                  110             (1,064)
                                                                                 ---------          ---------
    Net Income (Loss)                                                            $ (11,582)         $   4,071
                                                                                 =========          =========


Per Share Amounts

    Net Income (Loss) - Basic and Diluted                                        $   (0.52)         $    0.19
                                                                                 =========          =========
    Cash Dividends Declared                                                      $    0.03          $    0.03
                                                                                 =========          =========


Weighted Average Shares Outstanding                                             22,098,004         21,998,285
                                                                                ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                             (amounts in thousands)
                                    Unaudited


                                                                                              For the Quarter Ended
                                                                                                  March 31,1999
                                                                                                  -------------
Common Stock
  Beginning Balance                                                                                  $     221
  Common Stock Issued for Employee Benefit Plans                                                             -
                                                                                                     ---------
     Ending Balance                                                                                        221

Capital in Excess of Par Value
  Beginning Balance                                                                                    129,458
  Common Stock Issued for Employee Benefit Plans                                                           288
     Ending Balance                                                                                    129,746

Retained Earnings
  Beginning Balance                                                                                    332,876
  Net Income (Loss) and Comprehensive Income (Loss)                                                    (11,582)
  Cash Dividends Declared                                                                                 (664)
                                                                                                     ---------
     Ending Balance                                                                                    320,630

Accumulated Other Comprehensive Income
  Beginning Balance                                                                                     (2,933)
  Required Minimum Pension Liability Adjustment                                                              -
     Ending Balance                                                                                     (2,933)

     Total Stockholders' Equity                                                                      $ 447,664
                                                                                                     =========
Comprehensive Income (Loss)
  Net Income (Loss)                                                                                  $ (11,582)
  Additional Minimum Pension Liability Adjustment                                                            -
                                                                                                     ---------
     Comprehensive Income (Loss)                                                                     $ (11,582)
                                                                                                     =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (amounts in thousands)
                                    Unaudited


                                                                                               For the Quarter Ended
                                                                                                      March 31
                                                                                             ------------------------
                                                                                              1999              1998
                                                                                              ----              ----
Cash Flows From Operating Activities
  Net Income (Loss)                                                                        $ (11,582)       $   4,071
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities
       Deferred Taxes                                                                         (7,870)             (54)
       Depreciation and Amortization                                                           5,624            5,130
       Equity in Unconsolidated Subsidiaries                                                    (110)           1,064
       Amortization of Excess of Net Assets Acquired Over Cost                                (1,449)          (1,449)
       Common Stock Issued for Benefit Plans                                                     288              136
       Changes in Assets and Liabilities
         Accounts Receivable                                                                 (61,403)         (20,943)
         Inventories                                                                          63,628           57,501
         Prepaid Expenses                                                                      2,625            2,848
         Accounts Payable and Accrued Liabilities                                             (7,636)         (15,725)
         Deferred Insurance Recovery                                                          40,215                -
         Other - Net                                                                              (8)              (2)
                                                                                           ---------        ---------
           Net Cash Provided by Operating Activities                                          22,322           32,577
                                                                                           ---------        ---------

Cash Flows from Investing Activities
  Capital Expenditures                                                                          (903)          (9,627)
  Investment in Unconsolidated Subsidiaries                                                     (121)          (7,642)
  Other - Net                                                                                  1,622              247
                                                                                           ---------        ---------
          Net Cash Provided by (Used for) Investing Activities                                   598          (17,022)
                                                                                           ---------        ---------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                                                 90,100          104,000
  Principal Payments on Revolving Line                                                      (100,100)        (121,900)
  Cash Dividend Payments                                                                        (664)            (660)
                                                                                           ---------        ---------
          Net Cash Used for Financing Activities                                             (10,664)         (18,560)
                                                                                           ---------        ---------

          Net Increase (Decrease) in Cash and Cash Equivalents                                12,256           (3,005)

Cash and Cash Equivalents - Beginning of Period                                                2,418           12,570
                                                                                           ---------        ---------

Cash and Cash Equivalents - End of Period                                                  $  14,674        $   9,565
                                                                                           =========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim period. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note
3. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1999.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999. For the purpose of these Notes to Consolidated Financial Statements, "Rouge Industries" or the "Company" refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                                               March 31              December 31
                                                                                 1999                    1998
                                                                                 ----                    ----
                                                                               Unaudited
Production
 Raw Materials                                                                $  78,091               $  83,422
 Semifinished and Finished Steel Products                                       120,441                 175,831
                                                                              ---------               ---------
   Total Production at FIFO                                                     198,532                 259,253
 LIFO Reserve                                                                    (7,042)                 (4,651)
                                                                              ---------               ---------
   Total Production at LIFO                                                     190,490                 254,602
Nonproduction and Sundry                                                         21,505                  21,209
                                                                              ---------               ---------
   Total Inventories                                                          $ 211,995               $ 275,811
                                                                              =========               =========


NOTE 3 - POWERHOUSE EXPLOSION AND INSURANCE CLAIM

On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel Company ("Rouge Steel"), the Company's wholly-owned subsidiary. The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company ("Ford"). Ford managed and operated the Powerhouse.

The Company's insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period of disruption to operations. The Company is evaluating its potential insurance recoveries in three areas:

1. Damage to Rouge Steel property and Powerhouse property as a result of the explosion - Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2. Rouge Steel business interruption costs - The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company's loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in the first quarter. Anticipated proceeds from the claims relating to Powerhouse property damage are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

Pursuant to the accounting described above, at March 31, 1999, the Company has recorded a receivable of $98,617,000, which is net of reserves of $17,168,000. Of the net receivable recorded, $58,402,000 has been included in other income, and $40,215,000 has been deferred and will be recognized over the period the related capital items are amortized.

In addition to costs discussed above, the Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based upon the available information, the Company has recorded a $3,000,000 reserve for its share of the cost to encapsulate the Powerhouse. If the abatement costs are expected to exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 4 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 1999 or in the first quarter of 1998. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company's Class A Common Stock. All of these stock options will expire between 2004 and 2009.

                                         For the Quarter Ended                    For the Quarter Ended
                                             March 31, 1999                           March 31, 1998
                                         ---------------------                    ---------------------
                                              (Unaudited)                              (Unaudited)


                                                         Range of                             Range of
                                                         Exercise                             Exercise
                                    Securities            Prices             Securities        Prices
                                    ----------            ------             ----------        ------
Dilutive Securities                   40,724                $ 8.75              18,586                 $12.13

Anti-dilutive Securities             383,950       $12.13 - $28.88             297,250        $15.13 - $28.88


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Note 3, there have been no changes to the commitments and contingencies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

POWERHOUSE EXPLOSION AND INSURANCE CLAIM

     On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel Company ("Rouge Steel"). The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company ("Ford"). Ford managed and operated the Powerhouse.
     Rouge Industries, Inc.'s ("Rouge Industries" or the "Company") insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period of disruption to operations. The Company is evaluating its potential insurance recoveries in three areas:

1. Damage to Rouge Steel property and Powerhouse property as a result of the explosion - Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2. Rouge Steel business interruption costs - The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company's loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in the first quarter. Anticipated proceeds from the property damage claims which exceed the net book value of the property written off are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received. Based on the magnitude and complexity of the insurance claim, the Company is currently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.

       Pursuant to the accounting described above, at March 31, 1999, the Company has recorded a receivable of $98.6 million which is net of reserves of $17.2 million. Of the net receivable recorded, $58.4 million has been included in other income, and $40.2 million has been deferred and will be recognized over the period that the related capital items are amortized. The Company continues to discuss the determination of the total claim with its insurers. The Company's assessment of probability with respect to the $98.6 million receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company.

       In addition to costs discussed above, the Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based on the available information, the Company has recorded a $3.0 million reserve for its share of the cost to encapsulate the Powerhouse. If the abatement costs are expected to exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

       The Company is currently negotiating with its insurance carriers for interim cash payments on the insurance claims. In April 1999, an advance of $35.0 million was received from the Company's insurance carriers for business interruption losses. The Company expects to fund the cash needs relating to the matters noted above from bank borrowings, insurance proceeds and working capital.

       On May 6, 1999, Rouge Steel began limited operation of its smaller "B" blast furnace. The Company intends to increase production gradually on "B" blast furnace and begin operating "C" blast furnace after approximately one week. The Company anticipates that both the blast furnaces will be able to produce at normal rates by the end of May 1999.

    RESULTS OF OPERATIONS

    COMPARISON OF THE THREE - MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

       Total Sales. Total sales for Rouge Industries decreased 26.7% in the first quarter of 1999 to $233.9 million from $319.0 million in the first quarter of 1998, a decrease of $85.1 million. The decrease in total sales resulted principally from lower steel product shipments and selling prices. Shipments decreased 25.7% in the first quarter of 1999 to 541,000 tons from 728,000 tons in the first quarter of 1998, a decrease of 187,000 tons. Shipments were lower in the first quarter of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 450,000 tons of slab production in the first quarter of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The Company estimates that it lost approximately 125,000 tons of sales in the first quarter as a result of the production curtailment. Additionally, the Company expects to lose approximately 300,000 tons of sales in the second quarter because inventories will need to be replenished once full production has resumed. See "Powerhouse Explosion and Insurance Claim".

       Costs and Expenses. Total costs and expenses decreased 0.6% in the first quarter of 1999 to $308.9 million from $310.9 million in the first quarter of 1998, a decrease of $2.0 million. Costs of goods sold decreased 1.0% in the first quarter of 1999 to $298.3 million from $301.2 million in the first quarter of 1998, an decrease of $2.9 million. The decrease in costs of goods sold was primarily due to the lower volume resulting from the lost production discussed above, partially offset by additional costs related to the Powerhouse explosion. Rouge Steel recorded the continuing expenses associated with its steel making plant in the first quarter of 1999 despite the fact that the entire plant was shut down for 11 days and primary operations, which includes the blast furnaces, the basic oxygen furnace and the continuous caster, still were not operating by the end of the first quarter. Additionally, the Company recorded expenses for non-capital repairs to its damaged property, including its 60% ownership of the Powerhouse assets. Costs of goods sold in the first quarter of 1999 were 127.5% of total sales, up from 94.4% of total sales in the first quarter of 1998. Depreciation and amortization increased 9.6% in the first quarter of 1999 to $5.6 million from $5.1 million in the first quarter of 1998, an increase of $500,000. The increase in depreciation and amortization reflects the completion of major capital projects. Selling and administrative expenses increased 8.3% in the first quarter of 1999 to $6.4 million from $5.9 million in the first quarter of 1998, an increase of $500,000. See "Powerhouse Explosion and Insurance Claim".

       Operating Income (Loss). The operating loss in the first quarter of 1999 was $74.9 million compared to operating income of $8.1 million in the first quarter of 1998, a decrease of $83.0 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above.

       Insurance Recovery. The Company recognized $58.4 million of income in the first quarter of 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company expects that the Powerhouse explosion insurance claim will take at least two years to settle. Since it is so early in the claim process, the Company is unable to reasonably estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing the income recognized. See "Powerhouse Explosion and Insurance Claim."

       Income Tax (Provision) Benefit. The income tax benefit in the first quarter of 1999 was $7.2 million compared to an income tax provision of $2.2 million in the first quarter of 1998. The income tax benefit in the first quarter of 1999 was a function of the loss incurred as a result of the Powerhouse explosion. Net Income (Loss). The net loss in the first quarter of 1999 was $11.6 million compared to net income of $4.1 million in the first quarter of 1998. The net loss was primarily due to the Powerhouse explosion.

    LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents on March 31, 1999 totaled $14.7 million compared to $2.4 million on December 31, 1998, an increase of $12.3 million.

        Cash Flows from Operating Activities. Net cash provided by operating activities decreased 31.5% in the first quarter of 1999 to $22.3 million from $32.6 million in the first quarter of 1998. The decrease in net cash provided by operating activities was primarily attributable the Powerhouse explosion and the resulting net loss. The $61.4 million increase in accounts receivable since December 31, 1998 reflects an increase of $98.6 million for insurance recovery partially offset by lower trade receivables resulting from lower shipments. Inventories decreased by $63.6 million reflecting the depletion of in-process and finished goods inventories to offset lost liquid steel production. The Company expects that as steel production reaches normal operating rates in the second quarter, its semi-finished and finished goods inventories will be replenished. The $40.2 million deferred insurance recovery was recorded to correspond with the cost of a new electrical substation and steam system which were capitalized. As these assets are amortized, the deferred insurance recovery will be amortized for the same amount over the same period.

        Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 94.1% in the first quarter of 1999 to $1.0 million from $17.3 million in the first quarter of 1998, a decrease of $16.3 million. The first quarter 1999 capital expenditures were primarily made to modernize the Company's computer hardware. The 1998 expenditures were carryovers from the raw material handling system and investments in Spartan Steel Coating Company, the Company's joint venture hot dip galvanized line. During the rest of 1999, it is anticipated that an additional $70 million will be paid or accrued for capital projects and investment in unconsolidated subsidiaries. The largest projects during the remainder of 1999 include the package steam boilers and the Company's share of an electrical substation to replace the assets damaged in the Powerhouse explosion, an improved shipping facility, reheat furnace improvements at the hot strip mill and projects related to Year-2000 readiness. The remaining capital expenditures will be generally directed at improving and maintaining the Company's fixed assets and plant efficiency to enhance the Company's competitive position in the marketplace.

        Credit Facility. Rouge Steel has a five-year, $100 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. The Company had borrowings of $19.0 million under the facility on March 31, 1999. In addition to the Credit Agreement, during the second quarter, the Company obtained two $25 million, unsecured credit facilities.

    One of the unsecured credit facilities expires on June 30, 1999 and the other expires on April 30, 2000. The Company believes that funds available under the Credit Agreement and the unsecured credit facilities, along with anticipated insurance advances and cash flows from operations will be adequate for its working capital and capital expenditure requirements.

    YEAR-2000 READINESS

        The Year-2000 problem affects computer hardware, software and other equipment used by the Company in the day-to-day conduct of its business. The use of two-digit dates in computational and other decision-making functions could result in computer system and operating equipment failures, potentially leading to business and manufacturing disruptions.

        The Company has performed an assessment of its Year-2000 issues and believes that it has identified all of its computer systems, software applications and manufacturing equipment that could be impacted by Year-2000 related problems. A remediation program was undertaken in 1998 to modify or replace significant portions of the Company's hardware and software so that its systems will properly interpret dates beyond January 1, 2000. The Company has reached the point where the majority of the remediation efforts have been competed and testing is well underway, with no major unresolvable problems identified to date.

        The remediation program is proceeding on four fronts: technical infrastructure, business computing and manufacturing systems, plant-floor and other facility related equipment and external suppliers and customers.

    The technical infrastructure effort, which refers to the technical computing environment such as networks and personal computers, is more than 90% complete. More than three-quarters of the network servers have been upgraded and are now Year-2000 ready. The Company has replaced or upgraded 95% of its computers. Infrastructure is targeted for completion by the end of May 1999.

        Remediation of business computing and manufacturing systems is being handled by replacing selected business systems with third-party applications and by the efforts of internal and outside technical resources. A program was undertaken in 1998 to replace the Company's accounting and purchasing systems with third-party applications. The final two modules of the accounting system and the purchasing system launch for existing sites will be completed in June 1999. Nearly all of the remaining business computing and manufacturing systems have been remediated and will be tested and installed into production by the end of June 1999.

        All plant-floor equipment has been assessed; 95% of the hardware and 80% of the software are now considered ready. A successful Year-2000 live production test has been completed in the Hot Strip Mill. Successful simulation tests also were performed in the basic oxygen furnace ("BOF") and caster. Tandem mill and other cold mill tests will be conducted in May. Remediation and testing of all remaining plant-floor equipment are scheduled to be completed by the end of the second quarter of 1999.

        The Company has contacted all of its outside processors and key suppliers to determine their progress in achieving Year-2000 readiness. All outside processors have indicated, through a self-assessment checklist, that they are either Year-2000 ready today, or have established plans to be so. The Company is conducting interviews with outside processors to ensure that they will be ready within the required time frame. To date, interviews have been completed with 24 companies representing 38 facilities, or about 60% of the total. The Company plans to conduct a live Year-2000 electronic data interchange test with each of its outside processors beginning in May 1999.

        The Company's purchasing organization has completed its contact program with key suppliers relative to their Year-2000 plans. The Company plans to elicit the use of an outside auditing firm to assist in developing an action plan that will include a review of critical suppliers, conducting audits where necessary and implementing contingency plans in the event of the replacement of the supplier.

        Estimated Costs: The Company estimates that capital expenditures of approximately $8 million will be incurred to replace or significantly upgrade existing hardware and software with new equipment. The Company also expects to incur approximately $4 million of additional expense to remediate existing computer systems and manufacturing equipment that are not Year-2000 ready. To date, virtually all of the capital expenditures have been made and approximately 60% of the total expenses have been incurred in the course of addressing the Year-2000 problem. A majority of the remaining expenses relate to the actual labor for both remediation and testing activities during the second quarter of 1999. The remaining expense represents approximately 20% of Rouge Steel's information technology expense budget and were identified as part of the normal planning processes used by the Company in the development of its future fiscal year budgets. As a result, there has been virtually no impact on previously-scheduled systems replacements or upgrades.

        Material Impact on the Business: The Company expects to identify and resolve all Year-2000 problems that could materially affect its business. Nevertheless, there is always a possibility that the Company could experience unforseen problems that could result in a disruption of its manufacturing capabilities. In the event of such disruption, the Company will take every means available at its disposal to rectify the problem and resume normal manufacturing operations. It is difficult to accurately predict the magnitude and extent of such disruptions; however, the Company believes that it can operate the majority of its administrative and some of its manufacturing operations on a manual basis without suffering the consequences of a lengthy outage. All manufacturing operations are particularly critical to the Company's operations in the event of Year-2000 failures. It would be difficult to operate the manufacturing facilities in the event of a catastrophic failure of any of these operations. To mitigate these concerns, the Company plans to continue both simulation and live testing for these areas during 1999 to assure compliance.

        Contingency Plans: The Company believes that all other operational failures, particularly those of an administrative nature, can be handed through other means, such as manual intervention and processing, the use of contract labor, etc. One prerequisite is the establishment of effective contingency plans. The Company recognizes the need for effective contingency plans and has embarked on a program to establish them. The present plan is to establish the majority of these contingency plans by mid-1999. The Company foresees no problem in this regard in that the time-horizon-to-failure for most systems is not projected to occur until the latter part of 1999 or beyond.



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

        As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations, (vi) higher than expected year-2000 readiness costs, (vii) the Company's ability to locate all computer codes requiring correction related to the Year-2000 issue, (viii) the failure of third parties to remediate their potential problems related to the Year-2000 issue, (ix) uncertainty related to the Powerhouse explosion and the Company's ability to resolve the insurance claim, and (x) higher than expected operating costs.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

ENVIRONMENTAL LAWSUIT

     Seven residents of Melvindale, a city that borders Dearborn, Michigan, filed a lawsuit against Rouge Steel in the circuit court for the County of Wayne. The lawsuit alleges tresspass, nuisance and negligence by Rouge Steel in the emission of particulates for an unspecified period of time. The Company has agreed to the plaintiffs' request that they be certified a class comprising 3,765 households in Melvindale. The Company intends to vigorously oppose the lawsuit. It is presently not possible to reasonably estimate either the level of the Company's monetary exposure or the likely outcome of the lawsuit.

OTHER PROCEEDINGS

     In addition to the matter discussed above, from time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to its business. The Company believes that such other current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   The following exhibit is included in this report.

Exhibit Number      Description of Exhibit
--------------      -------------------------

     15             PricewaterhouseCoopers LLP Awareness Letter

     (b) During the quarter ended March 31,1999, the Company filed one current report on Form 8-K with the Securities and Exchange Commission. The report, filed on February 12, 1999, described the effect on the Company of the February 1, 1999 explosion and fire at the Rouge Complex Powerhouse. No financial statements were filed with the current report on Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1999                       ROUGE INDUSTRIES, INC.

                                         By:     /s/ Carl L. Valdiserri
                                                 -------------------------------
                                         Name:   Carl L. Valdiserri
                                         Title:  Chairman of the Board and
                                                 Chief Executive Officer



Date: May 11, 1999                       By:     /s/ Gary P. Latendresse
                                                 -------------------------------
                                         Name:   Gary P. Latendresse
                                         Title:  Executive Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------
EX-15                    Letter regarding unaudited interim financial
                         information

EX-27                    Financial Data Schedule