Form 10-Q
period 1999-06-30
ROUGE INDUSTRIES INC
filed 1999-08-04
CIK 918577

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                      ------------------   -----------------


                         Commission File Number 1-12852


                             ROUGE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      38-3340770
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

            3001 MILLER ROAD, P.O. BOX 1699, DEARBORN, MI 48121-1699
                    (Address of principal executive offices)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)


===============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------    ------


The number of shares of common stock issued and outstanding as of July 30, 1999 was 22,129,530. This amount includes 14,567,130 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                           ---------------------------


                                      INDEX

                                                                                                                           PAGE
PART I - FINANCIAL INFORMATION                                                                                             ----
------------------------------

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

               Consolidated Statements of Operations...........................................................................6

               Consolidated Statements of Changes in Stockholders' Equity......................................................7

               Consolidated Statements of Cash Flows...........................................................................8

               Notes to Consolidated Financial Statements......................................................................9

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................................................12



PART II - OTHER INFORMATION
---------------------------

Item 1.        Legal Proceedings..............................................................................................24

Item 4.        Submission of Matters to a Vote of Security Holders............................................................25

Item 6.        Exhibits and Reports on Form 8-K...............................................................................25

                     [PricewaterhouseCoopers LLP Letterhead]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 11 of this report on Form 10-Q as of June 30, 1999, and for the three-month and six-month periods ended June 30, 1999 and 1998. This financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 3, 1999, except as to Note 11 which is as of March 2, 1999 and the second paragraph of Note 10, which is as of March 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
Detroit, Michigan
July 30, 1999

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements



                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)



                                                                                         June 30       December 31
Assets                                                                                    1999             1998
                                                                                     --------------  --------------
                                                                                        Unaudited
Current Assets
  Cash and Cash Equivalents                                                           $    8,332         $   2,418
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $14,425 and $17,937)                                                          107,021           130,624
     Insurance Recovery                                                                   71,569                 -
     Affiliates                                                                            3,222             5,644
  Inventories                                                                            244,320           275,811
  Other Current Assets                                                                    27,770             7,075
                                                                                      ----------        ----------
     Total Current Assets                                                                462,234           421,572
                                                                                      ----------        ----------


Property, Plant, and Equipment
  Land                                                                                       366               366
  Buildings and Improvements                                                              23,014            23,018
  Machinery and Equipment                                                                332,832           289,058
  Construction in Progress                                                                 4,716             4,525
                                                                                      ----------        ----------
     Subtotal                                                                            360,928           316,967
  Less:  Accumulated Depreciation                                                        (78,691)          (58,846)
                                                                                      ----------        ----------
     Net Property, Plant, and Equipment                                                  282,237           258,121
                                                                                      ----------        ----------

Investment in Unconsolidated Subsidiaries                                                 64,080            64,646
-----------------------------------------                                             ----------        ----------

Deferred Charges and Other                                                                19,622            24,548
--------------------------                                                            ----------        ----------

     Total Assets                                                                     $  828,173        $  768,887
                                                                                      ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)



Liabilities and Stockholders' Equity



                                                                                         June 30          December 31
                                                                                           1999             1998
                                                                                           ----             ----
                                                                                         Unaudited
Current Liabilities
-------------------
  Accounts Payable
     Trade                                                                            $   219,050       $  153,115
     Affiliates                                                                             7,564           13,776
  Accrued Vacation Pay                                                                     11,704           10,737
  Taxes Other than Income                                                                   1,359            6,131
  Other Accrued Liabilities                                                                41,040           25,394
                                                                                      -----------       ----------
     Total Current Liabilities                                                            280,717          209,153
                                                                                      -----------       ----------

Long Term Debt                                                                             10,000           29,000
--------------                                                                        -----------       ----------

Other Postretirement Benefits                                                              59,295           54,301
-----------------------------                                                         -----------       ----------

Other Liabilities                                                                          11,601           11,327
-----------------                                                                     -----------       ----------

Deferred Insurance Recovery                                                                31,661                -
---------------------------                                                           -----------       ----------

Excess of Net Assets Acquired Over Cost                                                     2,591            5,484
---------------------------------------                                               -----------       ----------

Commitments and Contingencies (Notes 4 and 6)

Stockholders' Equity
  Common Stock
  Class A, 80,000,000 shares authorized with 14,567,130 and 14,521,538 issued and outstanding as of June 30, 1999 and
   December 31, 1998, respectively                                                            146              145
  Class B, 8,690,400 shares authorized with 7,562,400
   shares issued and outstanding                                                               76               76
  Capital in Excess of Par Value                                                          129,880          129,458
  Retained Earnings                                                                       305,139          332,876
  Accumulated Other Comprehensive Income                                                   (2,933)          (2,933)
                                                                                      -----------       ----------
     Total Stockholders' Equity                                                           432,308          459,622
                                                                                      -----------       ----------
     Total Liabilities and Stockholders' Equity                                       $   828,173       $  768,887
                                                                                      ===========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (amounts in thousands except share and per share amounts)
                                    Unaudited


                                                                  For the Quarter Ended             For the Six Months Ended
                                                                         June 30                             June 30
                                                                         -------                             -------
                                                                 1999             1998                1999            1998
                                                                 ----             ----                ----            ----
Sales

  Unaffiliated Customers                                     $   161,442        $276,418          $  384,261        $ 558,290
  Affiliates                                                      11,796          29,583              22,890           66,663
                                                             -----------        --------          ----------        ---------
     Total Sales                                                 173,238         306,001             407,151          624,953
                                                             -----------        --------          ----------        ---------

Costs and Expenses
------------------
  Costs of Goods Sold                                            239,159         288,240             537,529          589,478
  Depreciation and Amortization                                   15,469           4,240              20,986            9,370
  Selling and Administrative Expenses                              8,488           6,744              14,908           12,670
  Amortization of Excess of Net Assets Acquired
   Over Cost                                                      (1,449)         (1,449)             (2,898)          (2,898)
                                                             -----------        --------          ----------        ---------
     Total Costs and Expenses                                    261,667         297,775             570,525          608,620
                                                             -----------        --------          ----------        ---------

Operating Income (Loss)                                          (88,429)          8,226            (163,374)          16,333

Interest Income                                                      242             975                 371            1,026
Interest Expense                                                    (162)              7                (513)            (418)
Insurance Recovery                                                64,006               -             122,408               -
Other - Net                                                         (478)           (380)             (2,597)            (766)
                                                             -----------        --------          ----------        ---------
Income (Loss) Before Income Taxes and Equity
   In Unconsolidated Subsidiaries                                (24,821)          8,828             (43,705)          16,175
Income Tax (Provision) Benefit                                    10,444          (2,236)             17,636           (4,448)
                                                             -----------        --------          ----------        ---------
Income (Loss) Before Equity in
  Unconsolidated Subsidiaries                                    (14,377)          6,592             (26,069)          11,727
Equity in Unconsolidated Subsidiaries                               (450)           (442)               (340)          (1,506)
                                                             -----------        --------          ----------        ---------
     Net Income (Loss)                                       $   (14,827)       $  6,150          $  (26,409)       $  10,221
                                                             ===========        ========          ==========        =========


Per Share Amounts
-----------------
  Net Income (Loss) - Basic and Diluted                   $       (0.67)       $    0.28          $   (1.19)       $     0.46
                                                          =============        =========          =========        ==========
  Cash Dividends Declared                                 $        0.03        $    0.03          $    0.06        $     0.06
                                                          =============        =========          =========        ==========

Weighted Average Shares Outstanding                          22,125,604       22,004,525          22,111,880       22,001,422
                                                          =============       ==========          ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                    Unaudited




                                                                      For the Quarter Ended             For the Six Months Ended
                                                                          June 30, 1999                       June 30, 1999
                                                                     -----------------------            -------------------------
         Common Stock
           Beginning Balance                                              $       221                        $       221
           Common Stock Issued for Employee Benefit Plans                           1                                  1
                                                                          -----------                       ------------
               Ending Balance                                                     222                                222
                                                                          -----------                       ------------

         Capital in Excess of Par Value
           Beginning Balance                                                  129,746                            129,458
           Common Stock Issued for Benefit Plans                                  134                                422
                                                                          -----------                       ------------
               Ending Balance                                                 129,880                            129,880
                                                                          -----------                       ------------



         Retained Earnings
           Beginning Balance                                                  320,630                            332,876
           Net Income (Loss) and Comprehensive Income (Loss)                  (14,827)                           (26,409)
           Cash Dividends Declared                                               (664)                            (1,328)
                                                                          -----------                       ------------
               Ending Balance                                                 305,139                            305,139
                                                                          -----------                       ------------


         Accumulated Other Comprehensive Income
           Beginning and Ending Balance                                        (2,933)                            (2,933)
                                                                          -----------                       ------------


               Total Stockholders' Equity                                 $   432,308                       $    432,308
                                                                          ===========                       ============

         Comprehensive Income (Loss)
           Net Income (Loss)                                              $   (14,827)                      $    (26,409)
           Additional Minimum Pension Liability Adjustment                          -                                  -
                                                                          -----------                       ------------
               Comprehensive Income (Loss)                                $   (14,827)                      $    (26,409)
                                                                          ===========                       ============

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                    Unaudited

                                                                                               For the Six Months Ended
                                                                                                        June 30
                                                                                                        -------
                                                                                             1999                1998
                                                                                        -------------      ---------------
Cash Flows From Operating Activities
------------------------------------
Net Income (Loss)                                                                    $    (26,409)         $    10,221
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
   Deferred Taxes                                                                           (15,622)                 180
   Depreciation and Amortization                                                             20,986                9,370
   Equity in Unconsolidated Subsidiaries                                                        340                1,506
   Amortization of Excess of Net Assets Acquired Over Cost                                   (2,893)             (2,898)
   Common Stock Issued for Benefit Plans                                                        421                  333
   Changes in Assets and Liabilities:
        Accounts Receivable                                                                 (45,544)             (13,767)
        Inventories                                                                          31,913               33,682
        Prepaid Expenses                                                                      4,511                5,085
        Accounts Payable and Accrued Liabilities                                             43,159               22,987
        Deferred Insurance Recovery                                                          31,661                    -
        Other - Net                                                                          (1,275)                  (8)
                                                                                       ------------          -----------
           Net Cash Provided by Operating Activities                                         41,248               66,691
                                                                                       ------------          -----------

Cash Flows From Investing Activities
------------------------------------
  Capital Expenditures                                                                      (16,415)             (16,556)
  Investment in Unconsolidated Subsidiaries                                                    (196)             (16,334)
  Other - Net                                                                                 1,605                  247
                                                                                       ------------          -----------
           Net Cash Used for Investing Activities                                           (15,006)             (32,643)
                                                                                       ------------          -----------

Cash Flows From Financing Activities
------------------------------------
  Drawdowns on Revolving Line                                                               174,000              126,100
  Principal Payments on Revolving Line                                                     (193,000)            (144,000)
  Cash Dividend Payments                                                                     (1,328)              (1,320)
                                                                                       ------------          -----------
          Net Cash Used for Financing Activities                                            (20,328)             (19,220)
                                                                                       ------------          -----------

          Net Increase in Cash and Cash Equivalents                                           5,914               14,828

  Cash and Cash Equivalents - Beginning of Period                                             2,418               12,570
                                                                                       ------------          -----------

  Cash and Cash Equivalents - End of Period                                            $      8,332          $    27,398
                                                                                       ============          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION



The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note 4. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 1999.

These consolidated financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999. For the purpose of these Notes to Consolidated Financial Statements, "Rouge Industries" or the "Company" refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 - INVENTORIES


The major classes of inventories are as follows (dollars in thousands):

                                                                          June 30             December 31
                                                                           1999                  1998
                                                                       --------------       --------------
                                                                         Unaudited
Production
    Raw Materials                                                     $      63,530          $     83,422
    Semifinished and Finished Steel Products                                170,502               175,831
                                                                      -------------          ------------
        Total Production at FIFO                                            234,032               259,253
    LIFO Reserve                                                             (9,400)               (4,651)
                                                                      -------------          ------------
        Total Production at LIFO                                            224,632               254,602
Nonproduction and Sundry                                                     19,688                21,209
                                                                      -------------          ------------
        Total Inventories                                             $     244,320          $    275,811
                                                                      =============          ============

NOTE 3 - DEBT

During the second quarter of 1999, the Company obtained uncommitted credit facilities from two banks for $25,000,000 each. Additionally, on July 23, 1999, as a result of the Powerhouse explosion and its effect on the Company's net income and cash flow, Rouge Steel executed an amendment (the "Amendment") to its $100,000,000, unsecured revolving loan facility (the "Credit Agreement"). The Amendment changed, among other things, (i) a financial covenant, with which the Company would have been out of compliance (ii) the amount of borrowings available under the Credit Agreement, which increased to $125,000,000. Interest on loans made under the amended Credit Agreement is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.5% to 0.8%, depending on the Company's debt to capitalization ratio at the time of borrowing.

NOTE 4 - POWERHOUSE EXPLOSION AND INSURANCE CLAIM



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

The Company's insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

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

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in the first quarter. Any such proceeds from the claims relating to Powerhouse property damage are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

Pursuant to the accounting methodology described above, through June 30, 1999, the Company has recorded recoverable insurance proceeds of $154,069,000 net of reserves of $27,401,000. Of the total mount recorded, $122,408,000 has been included in other income and $31,661,000 has been deferred and will be recognized in other income over the period the related capital items are amortized. At June 30, 1999, the Company has a receivable of $71,569,000, which is net of reserves of $27,401,000 and advances from the insurance carriers of $82,500,000.

In addition to costs discussed above, the Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based upon the available information, during the first quarter of 1999, the Company recorded a $3,000,000 reserve for its share of the estimated cost to encapsulate the Powerhouse. If the abatement costs exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 5 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and six-month periods ended June 30, 1999 and 1998. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices higher than average market price of the Company's Class A Common Stock. All of these stock options will expire between 2004 and 2009.

                                                               For the Quarter Ended June 30
                                    ----------------------------------------------------------------------------
                                                     1999                                     1998
                                    --------------------------------            --------------------------------
                                                        Range of                                    Range of
                                    Securities       Exercise Prices            Securities       Exercise Prices
                                    ----------       ---------------            ----------       ---------------
Dilutive Securities                    16,467                 $8.75                14,670                $12.13

Anti-dilutive Securities              370,025       $11.44 - $28.88               298,750       $14.63 - $28.88

                                                               For the Six Months Ended June 30
                                    ----------------------------------------------------------------------------
                                                      1999                                   1998
                                    ----------------------------------------------------------------------------
                                                        Range of                                    Range of
                                    Securities       Exercise Prices            Securities       Exercise Prices
                                    ----------       ---------------            ----------       ---------------
Dilutive Securities                     32,336                 $8.75                16,651                $12.13

Anti-dilutive Securities               370,025       $11.44 - $28.88               298,750       $14.63 - $28.88


NOTE 6 - COMMITMENTS AND CONTINGENCIES


POWERHOUSE EXPLOSION LAWSUITS
Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance which provides coverage for such lawsuits. Ford Motor Company, which owns 40% of the Powerhouse assets and managed and operated the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased. It is presently not possible to reasonably estimate either the level of the Company's monetary exposure or the likely outcome of the lawsuits or potential settlement.

Other than the matters discussed above and in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

       Rouge Industries, Inc.'s ("Rouge Industries" or the "Company") insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

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

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in the first quarter. Any such proceeds from the property damage claims which exceed the net book value of the property written off are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.


       Based on the magnitude and complexity of the insurance claim, the Company is currently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.


     Pursuant to the accounting methodology described above, through June 30, 1999, the Company has recorded recoverable insurance proceeds of $154.1 million net of reserves of $27.4 million. Of the total amount recorded, $122.4 million has been included in other income and $31.7 million has been deferred and will be recognized in other income over the period the related capital items are amortized. At June 30, 1999, the Company has a receivable of $71.6 million, which is net of reserves of $27.4 million and advances from the insurance carriers of $82.5 million. The Company continues to discuss the determination of the total claim with its insurers. The Company's assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company.

     In addition to costs discussed above, the Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based on the available information, during the first quarter of 1999, the Company recorded a $3.0 million reserve for its share of the estimated cost to encapsulate the Powerhouse. If the abatement costs exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.



     The Company is negotiating with its insurance carriers for interim cash payments on the insurance claims. In the second quarter of 1999, advances totaling $82.5 million were received from the Company's insurance carriers for business interruption losses. An additional $7.0 million advance was received in July for property damage losses. The Company expects to fund the cash needs relating to the matters noted above from bank borrowings, insurance proceeds and working capital.

     During May of 1999, Rouge Steel restarted its two blast furnaces in a controlled manner. The Company sustained two setbacks when the package steam boilers failed in late May and a plant-wide power failure occurred early in June. The Company increased blast furnace production gradually and by the end of June 1999, the blast furnaces were able to produce at nearly normal operating rates.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


      Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, "Rouge Industries" or the "Company") decreased 43.4% in the second quarter of 1999 to $173.2 million from $306.0 million in the second quarter of 1998, a decrease of $132.8 million. The decrease in total sales was caused principally by a decrease in steel product shipments and selling prices. Shipments decreased 46.2% in the second quarter of 1999 to 372,000 net tons from 692,000 net tons in the second quarter of 1998, a decrease of 320,000 net tons. Rouge Steel's shipments were lower in the second quarter of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 450,000 tons of slab production in the second quarter of 1999. A portion of the lost production was made up by purchased slabs and coils. The effect on the Company of the decrease in total sales resulting from lower shipments was exacerbated by lower steel product selling prices in the second quarter of 1999.


      Costs and Expenses. Total costs and expenses decreased 12.1% in the second quarter of 1999 to $261.7 million from $297.8 million in the second quarter of 1998, a decrease of $36.1 million. Costs of goods sold decreased 17.0% in the second quarter of 1999 to $239.1 million from $288.2 million in the second quarter of 1998, a decrease of $49.1 million. The decrease in costs of goods sold was due to lower shipments resulting from the lost production discussed above, largely offset by additional costs related to the Powerhouse explosion. Rouge Steel recorded continuing expenses associated with its steel making plant in the second quarter of 1999 even though its primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, did not resume production until May. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. Costs of goods sold in the second quarter of 1999 was 138.1% of total sales, up from 94.2% of total sales in the second quarter of 1998. Depreciation and amortization increased in the second quarter of 1999 to $15.5 million from $4.2 million in the second quarter of 1998, an increase of $11.3 million. The increase in depreciation and amortization reflects three months of the 13-month amortization of the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed in service. See "Powerhouse Explosion and Insurance Claim."

      Operating Income (Loss). The operating loss in the second quarter of 1999 was $88.4 million compared to operating income of $8.2 million in the second of 1998, a decrease of $96.6 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above.

      Insurance Recovery. The Company recognized $64.0 million of income in the second quarter of 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption of operations. The Company expects that the Powerhouse insurance claim will take at least two years to settle. Since it is early in the claim process, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See "Powerhouse Explosion and Insurance Claim."

      Income Tax (Provision) Benefit . The income tax benefit in the second quarter of 1999 was $10.4 million compared to an income tax provision of $2.2 million in the second quarter of 1998. The income tax benefit in the second quarter of 1999 was a function of the loss incurred as a result of the Powerhouse explosion.

      Net Income (Loss). The net loss in the second quarter of 1999 was $14.8 million compared to net income of $6.2 million in the second quarter of 1998. The net loss was primarily due to the Powerhouse explosion.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

     Total Sales. Total sales decreased 34.9% in the first half of 1999 to $407.2 million from $625.0 million in the first half of 1998, a decrease of $217.8 million. The decrease in total sales was caused principally by lower product shipments. Steel product shipments decreased 35.7% in the first half of 1999 to 913,000 net tons from 1,420,000 net tons in the first half of 1998, a decrease of 507,000 net tons. Rouge Steel's shipments were lower in the first half of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the Company of the decrease in total sales resulting from lower shipments was exacerbated by lower steel product selling prices in the first half of 1999.

      Costs and Expenses. Total costs and expenses decreased 6.3% in the first half of 1999 to $570.5 million from $608.6 million in the first half of 1998, a decrease of $38.1 million. Costs of goods sold decreased 8.8% in the first half of 1999 to $537.5 million from $589.5 million in the first half of 1998, a decrease of $52.0 million. The decrease in costs of goods sold was primarily due to lower shipments resulting from the lost production discussed above largely offset by additional costs related to the Powerhouse explosion. Rouge Steel recorded continuing expenses associated with its steel making plant in the first half of 1999 despite the fact that the entire plant was shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, did not resume production until May. Additionally the Company recorded expenses for non-capital repairs to its damaged property. Costs of goods sold in the first half of 1999 was 132.0% of total sales, compared to 94.3% of total sales in the first half of 1998. Depreciation and amortization increased in the first half of 1999 to $21.0 million from $9.4 million in the first half of 1998, an increase of $11.6 million. The increase in depreciation and amortization reflects the completion of major capital projects as well as three months of the 13-month amortization of the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed in service. See "Powerhouse Explosion and Insurance Claim."

     Operating Income (Loss). The operating loss in the first half of 1999 was $163.4 million compared to operating income of $16.3 million in the first half of 1998, a decrease of $179.7 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above.

      Income Tax (Provision) Benefit. The income tax benefit in the first half of 1999 was $17.6 million compared to an income tax provision of $4.4 million in the first half of 1998. The income tax benefit was a function of the loss incurred as a result of the Powerhouse explosion.

      Net Income (Loss). The net loss in the first half of 1999 was $26.4 million compared to net income in the first half of 1998 of $10.2 million, a decrease of $36.6 million. The net loss was primarily due to the Powerhouse explosion.

LIQUIDITY AND CAPITAL RESOURCES


      Cash Flows from Operating Activities. Net cash provided by operating activities decreased 38.2% in the first half of 1999 to $41.2 million from $66.7 million in the first half of 1998, a decrease of $25.5 million. The decrease in net cash provided by operating activities was primarily attributable to the Powerhouse explosion and the resulting net loss. The $45.5 million increase in accounts receivable reflects the insurance recovery receivable partially offset by lower trade receivables at June 30, 1999 resulting from lower shipments. Many of the Powerhouse-related accruals are in payables at June 30, 1999 which explains the high level of payables and the relatively low level of debt compared to the net loss incurred.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 49.5% in the first half of 1999 to $16.6 million from $32.9 million in the first half of 1998, a decrease of $16.3 million. The expenditures made in the first half of 1999 were primarily for computer systems, "C" blast furnace upgrades and to partially pay for the steam boilers which were installed after the Powerhouse explosion. During the remainder of 1999, the largest capital expenditure will be the remaining $30 million for the steam boilers and electrical distribution equipment. The remaining capital expenditures will be generally directed at improving plant efficiency and product quality.

     Credit Facility. Rouge Steel has a $125 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. The Company had borrowings of $10.0 million under the facility as of June 30, 1999. In addition to the Credit Agreement, during the second quarter of 1999, the Company obtained two $25 million, uncommitted, credit facilities. The Company believes that net income and funds available under its credit facilities, along with anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements.

YEAR 2000 READINESS


     The Year-2000 problem affects computer hardware, software and other equipment used by the Company in the day-to-day conduct of its business. The use of two-digit dates in computational and other decision-making functions could result in computer system and operating equipment failures, potentially leading to business and manufacturing disruptions.

     The Company has performed an assessment of its Year-2000 issues and believes that it has identified all of its computer systems, software applications and manufacturing equipment that could be impacted by Year-2000 related problems. A remediation program was undertaken in 1998 to modify or replace significant portions of the Company's hardware and software so that its systems will properly interpret dates beyond January 1, 2000. The Company has completed virtually all of the remediation and testing, with no major problems identified to date.

     The remediation program was implemented on four fronts: technical infrastructure, business computing and manufacturing systems, plant-floor and other facility-related equipment and external suppliers and customers.

      The technical infrastructure effort, which refers to the technical computing environment such as networks and personal computers, is now complete. The mainframe computer and all network components are Year-2000 ready. All of the network servers have been upgraded to Year-2000 ready levels. The replacement or upgrade of the Company's personal computers is also complete.

      Remediation of business computing and manufacturing systems is being handled by replacing selected business systems with third-party applications and by the efforts of internal and outside technical resources. A program was undertaken in 1998 to replace the Company's financial and purchasing systems with third-party applications. The final modules of these systems were launched in June 1999. All of the remaining business computing and manufacturing systems have been remediated and tested and were in production by the end of July 1999.

      All plant-floor equipment has been assessed; 98% of the hardware and 85% of the software are now considered Year-2000 ready. Year-2000 live production tests have been successfully completed in the blast furnace, continuous caster, hot strip mill and cold mills. Remediation and testing of all remaining plant-floor equipment are scheduled for completion by the end of August 1999.

      The Company has contacted all of its outside processors and key suppliers (including the major utilities) to determine their progress in achieving Year-2000 readiness. All major outside processors have indicated, through a self-assessment checklist, that they are either Year-2000 ready today, or have established plans to be so. The Company is conducting Year-2000 electronic data interchange tests with each of its processors.

      The Company's purchasing organization has completed its contact program with key suppliers relative to their Year-2000 plans. Based on the responses received, the Company has concluded that it will not be necessary to use an outside auditing firm to review the progress of critical suppliers.

      Estimated Costs: The Company has incurred capital expenditures of approximately $7 million to replace or significantly upgrade existing hardware and software with new equipment. The

Company also expects to incur approximately $4 million of additional expense to remediate existing computer systems and manufacturing equipment that are not Year-2000 ready. To date, virtually all of the capital expenditures and approximately 90% of the total expense have been incurred in the course of addressing the Year-2000 problem. The capital expenditures and expense discussed above represent approximately 20% of the Company's information technology expense budget and were identified as part of the normal planning processes used by the Company in the development of its budgets.

     Material Impact on the Business: The Company expects to identify and resolve all Year-2000 problems that could materially affect its business. Nevertheless, there is a possibility that the Company could experience unforseen problems that could result in a disruption of its manufacturing capabilities. In the event of such disruption, the Company will take every available means to rectify the problems and resume normal manufacturing operations. It is difficult to accurately predict the magnitude and extent of such potential disruptions; however, the Company believes that it can operate the majority of its administrative and some of its manufacturing operations on a manual basis without suffering the consequences of a lengthy outage. All manufacturing processes are particularly critical to Rouge Steel's operations in the event of Year-2000 failures. It would be difficult to operate Rouge Steel's manufacturing facilities in the event of a catastrophic failure of any of these operations. To mitigate these concerns, the Company plans to continue both simulation and live testing of manufacturing areas during 1999 to assure compliance.

      Contingency Plans: The Company believes that all other operational failures, particularly those of an administrative nature, can be handled through other means, such as manual intervention and processing, the use of contract labor, etc. The Company has developed a preliminary operating plan for all of its major operations, including contingency plans for maintaining basic operations in the event of one or more Year-2000 related failures. Included in the contingency plans will be a Year-

2000 rollover checklist to ensure that all critical business and manufacturing processes are fully operational following December 31, 1999.

     The costs and timing of the Year-2000 project are based on management's best estimates, which were derived using assumptions of future events. There can be no guarantee that actual costs will not exceed such estimates or that the project will be completed on time. Specific factors which might cause higher actual costs or delays include, but are not limited to, the ability to locate all computer codes requiring correction and the failure of third parties to remediate their own potential problems related to the Year 2000.

RECENT DEVELOPMENTS


      The Company's post-Powerhouse configuration has caused it to be fully reliant on electricity from the Southeastern Michigan electrical grid, increasing its exposure to interruptible power. Electricity supply in Michigan has been strained this summer because of hot weather and the loss of the Powerhouse capacity. At times during the third quarter, the Company has voluntarily curtailed its finishing operations because the cost of electricity made it uneconomical to continue operating and it has been forced to curtail its finishing operations because sufficient power to operate was not available at any cost. The Company anticipates that the cost and availability of electricity could continue to affect its operations on very hot days when electricity demand is high.

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

      As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations,
(vi) uncertainty related to the Powerhouse explosion and the Company's ability to resolve the insurance claim and (vii) higher than expected operating costs.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

ENVIRONMENTAL LAWSUIT


      Seven residents of Melvindale, a city that borders Dearborn, Michigan, filed a lawsuit against Rouge Steel in the circuit court for the County of Wayne. The lawsuit alleges trespass, nuisance and negligence by Rouge Steel in the emission of particulates for an unspecified period of time. The Company has agreed to the plaintiffs' request that they be certified a class comprising 3,765 households in Melvindale. The Company has commenced facilitation proceedings with plaintiffs' counsel.

POWERHOUSE EXPLOSION LAWSUITS

      Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance which provides coverage for such lawsuits. Ford Motor Company, which owns 40% of the Powerhouse assets and managed and operated the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased. It is presently not possible to reasonably estimate either the level of the Company's monetary exposure or the likely outcome of the lawsuits or potential settlement.
      In addition to the matters discussed above, from time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to its business. The Company believes that such other current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

      Rouge Industries' Annual Meeting of Stockholders was held on May 6, 1999. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

      1) All three nominees for Class II Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                                                             For               Withheld
                                                                         ----------           -----------
               Gary P. Latendresse                                       29,683,159              20,066
               Dominick C. Fanello                                       29,680,579              22,646
               John E. Lobbia                                            29,683,409              19,816

      2) The appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

                                                                             For          Against       Abstain
                                                                          ---------    -------------  -----------
               Ratification of the appointment of
               PricewaterhouseCoopers LLP as Rouge
               Industries' independent public accountants for
               the fiscal year ending December 31, 1999                     29,684,019      12,525        6,681

Item 6.           Exhibits and Reports on Form 8-K

    (a)           The following exhibits are included in this report.

                  Exhibit Number                        Description of Exhibit
                  --------------                        ----------------------
                       15                               PricewaterhouseCoopers LLP Awareness Letter

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August  4  , 1999                  ROUGE INDUSTRIES, INC.
            -----
                                         By:     /s/ Carl L. Valdiserri
                                                 ------------------------
                                         Name:   Carl L. Valdiserri
                                         Title:  Chairman of the Board and
                                                 Chief Executive Officer



Date: August  4  , 1999                   By:    /s/ Gary P. Latendresse
            -----                                -------------------------
                                          Name:  Gary P. Latendresse
                                          Title: Vice Chairman and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                   Description of Exhibit
--------------                   ----------------------
     15                          PricewaterhouseCoopers LLP Awareness Letter

     27                          FDS