Form 10-Q
period 1999-09-30
ROUGE INDUSTRIES INC
filed 1999-10-27
CIK 918577

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999
                                        OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from            to
                                             ------------  ------------

                         Commission File Number 1-12852


                                ROUGE INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)


            DELAWARE                                   38-3340770
    (State of Incorporation)                (I.R.S. Employer Identification No.)

            3001 MILLER ROAD, P.O. BOX 1699, DEARBORN, MI 48121-1699
                    (Address of principal executive offices)

                                 (313) 317-8900
              (Registrant's telephone number, including area code)



===========================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
   ---------   ---------


The number of shares of common stock issued and outstanding as of October 22, 1999 was 22,130,913 which includes 14,568,513 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.

                             ROUGE INDUSTRIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999



                                      INDEX


                                                                                     PAGE

PART I - FINANCIAL INFORMATION


  Item 1.      Consolidated Financial Statements

               Report of Independent Accountants.......................................3

               Consolidated Balance Sheets.............................................4

               Consolidated Statements of Operations...................................6

               Consolidated Statements of Changes in Stockholders' Equity..............7

               Consolidated Statements of Cash Flows...................................8

               Notes to Consolidated Financial Statements..............................9

  Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................12



PART II - OTHER INFORMATION


  Item 1.      Legal Proceedings......................................................19

  Item 5.      Other Events...........................................................19

  Item 6.      Exhibits and Reports on Form 8-K.......................................19


                                      -2-

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 11 of this report on Form 10-Q as of September 30, 1999, and for the three-month and nine-month periods ended September 30, 1999 and 1998. This financial information is the responsibility of the Company's management.

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





/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
October 22, 1999

PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements





                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                                                   September 30        December 31
Assets                                                                                 1999               1998
                                                                                   ------------        -----------
                                                                                    Unaudited

Current Assets
--------------
  Cash and Cash Equivalents                                                           $    9,137        $    2,418
  Accounts Receivable
     Trade and Other (Net of Allowances
        of $15,576 and $17,937)                                                          151,910           130,624
     Insurance Recovery                                                                   87,200                 -
     Affiliates                                                                            3,680             5,644
  Inventories                                                                            257,418           275,811
  Other Current Assets                                                                    28,666             7,075
                                                                                       ---------        ----------
     Total Current Assets                                                                538,011           421,572
                                                                                       ---------        ----------


Property, Plant, and Equipment
------------------------------
  Land                                                                                       360               366
  Buildings and Improvements                                                              23,000            23,018
  Machinery and Equipment                                                                357,741           289,058
  Construction in Progress                                                                 4,120             4,525
                                                                                       ---------       -----------
     Subtotal                                                                            385,221           316,967
  Less:  Accumulated Depreciation                                                        (99,047)          (58,846)
                                                                                       ---------       -----------
     Net Property, Plant, and Equipment                                                  286,174           258,121
                                                                                       ---------       -----------

Investment in Unconsolidated Subsidiaries                                                 64,613            64,646
-----------------------------------------                                              ---------        ----------

Deferred Charges and Other                                                                28,588            24,548
--------------------------                                                             ---------        ----------

     Total Assets                                                                       $917,386          $768,887
                                                                                        ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)




                                                                                        September 30    December 31
Liabilities and Stockholders' Equity                                                       1999             1998
                                                                                        ------------    -----------
                                                                                         Unaudited


Current Liabilities

  Accounts Payable
     Trade                                                                               $239,302         $153,115
     Affiliates                                                                             2,517           13,776
  Accrued Vacation Pay                                                                     11,608           10,737
  Taxes Other than Income                                                                   7,985            6,131
  Other Accrued Liabilities                                                                33,603           25,394
                                                                                        ---------       ----------
     Total Current Liabilities                                                            295,015          209,153
                                                                                        ---------        ---------

Long-Term Debt                                                                             87,000           29,000
                                                                                        ---------       ----------

Other Postretirement Benefits                                                              61,792           54,301
                                                                                        ---------       ----------

Other Liabilities                                                                          11,745           11,327
                                                                                        ---------       ----------

Deferred Insurance Recovery                                                                39,951                -
                                                                                        ---------       ----------

Excess of Net Assets Acquired Over Cost                                                     1,137            5,484
                                                                                        ---------       ----------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity

  Common Stock
  Class A, 80,000,000 shares authorized with 14,568,513 and 14,521,538 issued and outstanding as of September 30, 1999 and
   December 31, 1998, respectively                                                            146              145
  Class B, 8,690,400 shares authorized with 7,562,400 issued and
   outstanding                                                                                 76               76
  Capital in Excess of Par Value                                                          129,932          129,458
  Retained Earnings                                                                       293,525          332,876
  Accumulated Other Comprehensive Income (Loss)                                            (2,933)          (2,933)
                                                                                         --------         --------
     Total Stockholders' Equity                                                           420,746          459,622
                                                                                         --------         --------
     Total Liabilities and Stockholders' Equity                                          $917,386         $768,887
                                                                                         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)
                                    Unaudited



                                                                     For the Quarter Ended          For the Nine Months Ended
                                                                         September 30                     September 30
                                                                         ------------                     ------------
                                                                    1999             1998              1999           1998
                                                                    ----             ----              ----           ----

Sales
  Unaffiliated Customers                                        $  249,336       $   241,960      $   633,597       $  800,250
  Affiliates                                                        11,817            27,719           34,706           94,383
                                                               -----------      ------------     ------------      -----------
     Total Sales                                                   261,153           269,679          668,303          894,633
                                                               -----------      ------------     ------------      -----------

Costs and Expenses
  Costs of Goods Sold                                              283,294           251,827          820,777          841,309
  Depreciation and Amortization                                     19,915             5,128           40,942           14,498
  Selling and Administrative Expenses                                5,693             5,285           20,606           17,954
  Amortization of Excess of Net Assets Acquired
   Over Cost                                                        (1,449)           (1,449)          (4,347)          (4,347)
                                                               -----------      ------------     ------------      -----------
     Total Costs and Expenses                                      307,453           260,791          877,978          869,414
                                                               -----------      ------------     ------------      -----------

Operating Income (Loss)                                            (46,300)            8,888         (209,675)          25,219

Interest Income                                                        200               224              572            1,250
Interest Expense                                                    (1,180)             (260)          (1,693)            (677)
Insurance Recovery                                                  26,841                 -          149,249                -
Other - Net                                                          1,407            (1,683)          (1,189)          (2,448)
                                                              ------------      ------------     ------------      -----------
Income (Loss) Before Income Taxes and Equity
  in Unconsolidated Subsidiaries                                   (19,032)            7,169          (62,736)          23,344
Income Tax (Provision) Benefit                                       7,600            (1,211)          25,236           (5,659)
                                                               -----------      ------------     ------------      -----------
Income (Loss) Before Equity in
  Unconsolidated Subsidiaries                                      (11,432)            5,958          (37,500)          17,685
Equity in Unconsolidated Subsidiaries                                  482              (415)             141           (1,921)
                                                               -----------      ------------     ------------      -----------
     Net Income (Loss)                                          $  (10,950)      $     5,543      $   (37,359)      $   15,764
                                                               ===========      ============     ============      ===========


Per Share Amounts

Net Income (Loss) - Basic and Diluted                           $    (0.49)      $      0.25      $     (1.69)      $     0.72
                                                               ===========      ============     ============      ===========
Cash Dividends Declared                                         $     0.03       $      0.03      $      0.09       $     0.09
                                                               ===========      ============     ============      ===========
Weighted Average Shares Outstanding                             22,130,462        22,030,543       22,118,142       22,011,236
                                                               ===========      ============     ============      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)
                                    Unaudited


                                                                      For the Quarter Ended         For the Nine Months Ended
                                                                       September 30, 1999              September 30, 1999
                                                                       ------------------              ------------------

      Common Stock
       Beginning Balance                                                $       222                     $       221
       Common Stock Issued for Employee Benefit Plans                             -                               1
                                                                        -----------                     -----------
               Ending Balance                                                   222                             222
                                                                        -----------                     -----------


         Capital in Excess of Par Value
           Beginning Balance                                                129,880                         129,458
           Common Stock Issued for Benefit Plans                                 52                             474
                                                                        -----------                     -----------
               Ending Balance                                               129,932                         129,932
                                                                        -----------                     -----------



         Retained Earnings
           Beginning Balance                                                305,139                         332,876
           Net Income (Loss) and Comprehensive Income (Loss)                (10,950)                        (37,359)
           Cash Dividends Declared                                             (664)                         (1,992)
                                                                        -----------                     -----------
               Ending Balance                                               293,525                         293,525
                                                                        -----------                     -----------


         Accumulated Other Comprehensive Income (Loss)
           Beginning and Ending Balance                                      (2,933)                         (2,933)
                                                                        -----------                     -----------

           Total Stockholders' Equity                                   $   420,746                     $   420,746
                                                                        ===========                     ===========

         Comprehensive Income (Loss)
           Net Income (Loss)                                            $   (10,950)                    $   (37,359)
           Additional Minimum Pension Liability Adjustment                        -                               -
                                                                        -----------                     -----------
           Comprehensive Income (Loss)                                  $   (10,950)                    $   (37,359)
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

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                    Unaudited

                                                                                           For the Nine Months Ended
                                                                                                   September 30
                                                                                                   ------------
                                                                                             1999                1998
Cash Flows From Operating Activities                                                         ----                ----

  Net Income (Loss)                                                                     $   (37,359)          $   15,764
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
     Deferred Taxes                                                                         (25,194)                (596)
   Depreciation and Amortization                                                             40,942               14,498
     Equity in Unconsolidated Subsidiaries                                                     (141)               1,921
     Amortization of Excess of Net Assets Acquired Over Cost                                 (4,347)              (4,347)
     Common Stock Issued for Benefit Plans                                                      475                  659
  Changes in Assets and Liabilities:
     Accounts Receivable                                                                   (106,522)             (17,122)
     Inventories                                                                             18,804               18,361
     Prepaid Expenses                                                                           651                 (913)
     Accounts Payable and Accrued Liabilities                                                42,825               16,841
     Deferred Insurance Recovery                                                             39,951                    -
     Other - Net                                                                              2,083                   (4)
                                                                                        -----------           ----------
        Net Cash (Used for) Provided by Operating Activities                                (27,832)              45,062
                                                                                        -----------           ----------

Cash Flows From Investing Activities
  Capital Expenditures                                                                      (21,219)             (18,321)
  Investment in Unconsolidated Subsidiaries                                                    (238)             (18,040)
  Other - Net                                                                                     -                  273
                                                                                        -----------           ----------
        Net Cash Used for Investing Activities                                              (21,457)             (36,088)
                                                                                        -----------           ----------

Cash Flows From Financing Activities
  Drawdowns on Revolving Line                                                               326,800              226,200
  Principal Payments on Revolving Line                                                     (268,800)            (238,000)
  Cash Dividend Payments                                                                     (1,992)              (1,983)
                                                                                        -----------           ----------
        Net Cash Provided by (Used for) Financing Activities                                 56,008              (13,783)
                                                                                        -----------           ----------

        Net Increase (Decrease) in Cash and Cash Equivalents                                  6,719               (4,809)

  Cash and Cash Equivalents - Beginning of Period                                             2,418               12,570
                                                                                        -----------           ----------

  Cash and Cash Equivalents - End of Period                                             $     9,137           $    7,761
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

NOTE 2 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):



                                                            September 30          December 31
                                                                 1999                1998
                                                            ------------          -----------
                                                              Unaudited
Production
    Raw Materials                                            $  58,383             $ 83,422
    Semifinished and Finished Steel Products                   193,042              175,831
                                                             ---------             --------
Total Production at FIFO                                       251,425              259,253
  LIFO Reserve                                                 (11,876)              (4,651)
                                                             ---------             --------
       Total Production at LIFO                                239,549              254,602
Nonproduction and Sundry                                        17,869               21,209
                                                             ---------             --------
       Total Inventories                                     $ 257,418             $275,811
                                                             =========             ========



NOTE 3 - DEBT

During the second quarter of 1999, the Company obtained uncommitted credit facilities from two banks for $25,000,000 each. Additionally, on July 23, 1999, as a result of the Powerhouse explosion discussed in Note 4 and its effect on the Company's results of operations and cash flow, Rouge Steel Company ("Rouge Steel"), the Company's wholly-owned subsidiary, executed an amendment (the "Amendment") to its $100,000,000, unsecured revolving loan facility (the "Credit Agreement"). The Amendment changed, among other things, (i) a financial covenant and (ii) the amount of borrowings available under the Credit Agreement, which increased to $125,000,000. Interest on loans made under the amended Credit Agreement is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.5% to 0.8%, depending on the Company's debt to capitalization ratio at the time of borrowing.

NOTE 4 - POWERHOUSE EXPLOSION AND INSURANCE CLAIM

On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company ("Ford"). Ford was responsible for the day-to-day operation of the Powerhouse.

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

Pursuant to the accounting methodology described above, through September 30, 1999, the Company has recorded recoverable insurance proceeds of $189,200,000 net of reserves of $33,209,000. Of the total amount recorded, $149,249,000 has been included in other income and $39,951,000 has been deferred and will be recognized in other income over the period the related capital items are amortized. At September 30, 1999, the Company has a receivable of $87,200,000, which is net of reserves of $33,209,000 and advances from the insurance carriers of $102,000,000.

In addition to costs discussed above, the Company is evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based upon the available information, during the first quarter of 1999, the Company recorded a $3,000,000 reserve for its share of the estimated cost to encapsulate the Powerhouse. If the abatement costs exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL LAWSUIT
Seven residents of Melvindale, a city that borders Dearborn, Michigan, filed a lawsuit against Rouge Steel in 1998 alleging trespass, nuisance and negligence by Rouge Steel in the emission of particulates for an unspecified period of time. The Company has agreed to the plaintiffs' request that they be certified a class comprising 3,765 households in Melvindale. The Company is continuing facilitation proceedings with plaintiffs' counsel.

POWERHOUSE EXPLOSION LAWSUITS
Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance that provides coverage for such lawsuits. Ford Motor Company ("Ford"), which owns 40% of the Powerhouse assets and was responsible for the day-to-day operation of the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased, including the three persons maintaining the above-referenced lawsuits. The Company has been informed that the settlement offers have been accepted by the three persons maintaining lawsuits against Rouge Steel and lawsuit dismissal documents are in process. It is possible that Ford will seek recovery from Rouge Steel or its insurers for liabilities incurred to settle with the workers who accept Ford's settlement offers. It is presently not possible to reasonably estimate the Company's monetary exposure with respect to these matters.

Other than the matters discussed above and in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 6 - EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and nine-month periods ended September 30, 1999 and 1998. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently lower than the average market price of the Company's Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently higher than the average market price of the Company's Class A Common Stock. All of the stock options will expire between 2004 and 2009.


                                                                For the Quarter Ended September 30
                                                    ----------------------------------------------------------------
                                                               1999                           1998
                                                    ------------------------------    ------------------------------
                                                                      Range of                         Range of
                                                    Securities     Exercise Prices    Securities    Exercise Prices
                                                    ----------     ---------------    ----------   -----------------
Dilutive Securities                                       -                               -
Anti-dilutive Securities                               542,425      $8.75 - $28.88     385,450       $12.13 - $28.88


                                                                For the Nine Months Ended September 30
                                                    ----------------------------------------------------------------
                                                                1999                          1998
                                                    ------------------------------    ------------------------------
                                                                      Range of                         Range of
                                                    Securities     Exercise Prices    Securities    Exercise Prices
                                                    ----------     ---------------    ----------   -----------------
Dilutive Securities                                    170,800          $8.75             -
Anti-dilutive Securities                               341,950     $11.44 - $28.88     385,450       $12.13 - $28.88


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

POWERHOUSE EXPLOSION AND INSURANCE CLAIM
     On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel Company ("Rouge Steel"). The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company ("Ford"). Ford was responsible for the day-to-day operation of the Powerhouse.

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

2. Rouge Steel business interruption costs - The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to temporary steam boilers and electrical distribution equipment which were procured to mitigate the Company's loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods. The amount capitalized for these temporary facilities was approximately $63.8 million. Of that amount, approximately $23.8 million has been amortized through September 30, 1999 and the remainder will be amortized through the second quarter of 2000.

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

    Pursuant to the accounting methodology described above, through September 30, 1999, the Company has recorded recoverable insurance proceeds of $189.2 million net of reserves of $33.2 million. Of the total amount recorded, $149.2 million has been included in other income and $40.0 million has been deferred and will be recognized in other income over the period the related capital items are amortized. At September 30, 1999, the Company has a receivable of $87.2 million, which is net of reserves of $33.2 million and advances from the insurance carriers of $102.0 million. The Company continues to discuss the determination of the total claim with its insurers. The Company's assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company.

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

    The Company is negotiating with its insurance carriers for interim cash payments on the insurance claims. Through September 30, 1999, advances totaling $95.0 million were received from the Company's insurance carriers for business interruption losses. An additional $7.0 million advance was received for property damage losses. In October, the Company received additional advances from its insurance carriers of $27.0 million, including $20.0 million for business interruption and $7.0 million for property damage. The Company expects to fund the cash needs relating to the matters noted above from bank borrowings, insurance proceeds and working capital.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE - MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

    Total Sales. Total sales for Rouge Industries decreased 3.2% in the third quarter of 1999 to $261.2 million from $269.7 million in the third quarter of 1998, a decrease of $8.5 million. The decrease in total sales resulted principally from lower steel product selling prices and unfavorable product and market mix. Steel product shipments increased 12.2% in the third quarter of 1999 to 671,000 net tons from 598,000 net tons in the third quarter of 1998, an increase of 73,000 net tons. The third quarter of 1998 was adversely impacted by a strike at General Motors Corporation, one of the Company's largest customers. Although Rouge Steel's shipments were higher in the third quarter of 1999, the Company took orders in less profitable markets to compensate for orders lost when, during Rouge Steel's outage, customers in more profitable markets placed orders with other steel companies through September.

    Costs and Expenses. Total costs and expenses increased 17.9% in the third quarter of 1999 to $307.5 million from $260.8 million in the third quarter of 1998, an increase of $46.7 million. Costs of goods sold increased 12.5% in the third quarter of 1999 to $283.3 million from $251.8 million in the third quarter of 1998, an increase of $31.5 million. The increase in costs of goods sold was due to the higher steel product shipments discussed above and additional costs related to the Powerhouse explosion. Costs of goods sold in the third quarter of 1999 was 108.5% of total sales compared to 93.4% of total sales in the third quarter of 1998. Depreciation and amortization increased 288.4% in the third quarter of 1999 to $19.9 million from $5.1 million in the third quarter of 1998, an increase of $14.8 million. The higher depreciation and amortization expense reflects three months of the 13-month amortization of the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed in service. See "Powerhouse Explosion and Insurance Claim."

    Operating Income (Loss). The operating loss in the third quarter of 1998 was $46.3 million compared to operating income of $8.9 million in the third quarter of 1998, a decrease of $55.2 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above, weak steel product prices and a less profitable sales mix.

    Insurance Recovery. The Company recognized $26.8 million of income in the third quarter of 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company expects that the Powerhouse insurance claim will not be settled until at least two years from the incident. Since the claim is not near settlement, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See "Powerhouse Explosion and Insurance Claim."

    Income Tax (Provision) Benefit. The income tax benefit in the third quarter of 1999 was $7.6 million compared to an income tax provision of $1.2 million in the third quarter of 1998. The income tax benefit in the third quarter of 1999 was a function of the loss incurred.

     Net Income (Loss). The net loss in the third quarter of 1999 was $11.0 million compared to net income of $5.5 million in the third quarter of 1998. The net loss was primarily due to the Powerhouse explosion, weak steel product prices and less profitable sales mix.

COMPARISON OF THE NINE - MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Total Sales. Total sales decreased 25.3% in the first nine months of 1999 to $668.3 million from $894.6 million in the first nine months of 1998, a decrease of $226.3 million. The decrease in total sales in the first nine months of 1999 was caused principally by lower steel product shipments. Steel product shipments decreased 21.5% in the first nine months of 1999 to 1,584,000 net tons from 2,018,000 net tons in the first nine months of 1998, a decrease of 434,000 net tons. Rouge Industries' shipments were lower in the first nine months of 1999 because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the Company of the decrease in total sales resulting from lower shipments was magnified by lower steel product selling prices in the first nine months of 1999.

     Costs and Expenses. Total costs and expenses increased 1.0% in the first nine months of 1999 to $878.0 million from $869.4 million in the first nine months of 1998, an increase of $8.6 million. Costs of goods sold decreased 2.4% in the first nine months of 1999 to $820.8 million from $841.3 million in the first nine months of 1998, a decrease of $20.5 million. The decrease in costs of goods sold was primarily due to lower steel product shipments in the first nine months of 1999 resulting from the lost production discussed above largely offset by additional costs related to the Powerhouse explosion. Rouge Steel recorded continuing expenses associated with its steel making plant in the first nine months of 1999 despite the entire plant being shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, not resuming production until May. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. Costs of goods sold in the first nine months of 1999 was 122.8% of total sales compared to 94.0% in the first nine months of 1998. Depreciation and amortization increased 182.4% in the first nine months of 1999 to $40.9 million from $14.5 million in the first nine months of 1998, an increase of $26.4 million. The higher depreciation and amortization expense reflects the completion of major capital projects as well as three months of the 13-month amortization of the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed into service. See "Powerhouse Explosion and Insurance Claim."

     Operating Income (Loss). The operating loss in the first nine months of 1999 was $209.7 million compared to operating income of $25.2 million in the first nine months of 1998, a decrease of $234.9 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above, weak steel product prices and a less profitable sales mix.

     Insurance Recovery. The Company recognized $149.2 million of income in the first nine months of 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company expects that the Powerhouse insurance claim will not be settled until at least two years from the incident. Since the claim is not near settlement, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See "Powerhouse Explosion and Insurance Claim."

     Income Tax (Provision) Benefit. The income tax benefit in the first nine months of 1999 was $25.2 million compared to an income tax provision of $5.7 million in the first nine months of 1998. The income tax benefit in the third quarter of 1999 was a function of the loss incurred.

     Net Income (Loss). The net loss in the first nine months of 1999 was $37.4 million compared to net income of $15.8 million in the first nine months of 1998. The net loss was primarily due to the Powerhouse explosion, weak steel product prices and a less profitable sales mix.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents on September 30, 1999 totaled $9.1 million compared to $2.4 million on December 31, 1998, an increase of $6.7 million. Cash provided by financing activities was more than offset by cash used for operating activities and capital expenditures during the first nine months of 1999.

     Cash Flows from Operating Activities. Net cash used for operating activities was $27.8 million in the first nine months of 1999 compared to net cash provided by operating activities of $45.1 million in the first nine months of 1998. The decrease of $72.9 million was primarily attributable to the Powerhouse explosion and the resulting net loss. The $106.5 increase in accounts receivable since December 31, 1998 is primarily comprised of the insurance recovery receivable. Many of the Powerhouse-related accruals had not yet been paid as of September 30, 1999, which explains the high level of payables.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 41.0% in the first nine months of 1999 to $21.5 million from $36.4 million in the first nine months of 1998, an increase of $14.9 million. The expenditures made in the first nine months of 1999 were primarily for computer systems, "C" blast furnace upgrades and to partially pay for the temporary steam boilers which were installed after the Powerhouse explosion. Other expenditures were made to modernize and expand the Company's facilities. During the remainder of 1999, the largest capital expenditure will be approximately $40 million more for the temporary steam boilers and electrical distribution equipment purchased to provide steam and electricity until the new powerhouse is placed into service. The remaining capital expenditures will be generally directed at improving plant efficiency and product quality in order to improve Rouge Industries' competitive position in the marketplace.

     Credit Facility. Rouge Steel, a wholly-owned subsidiary of Rouge Industries, has a $125 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") which expires on December 16, 2002. Rouge Steel had borrowings of $87.0 million under the Credit Agreement as of September 30, 1999. In addition to the Credit Agreement, the Company has obtained two $25 million uncommitted credit facilities. The Company believes that cash flows from operations and funds available under its credit facilities, along with anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements.

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

     The remediation program was conducted on four fronts:

     1. The technical infrastructure effort, which refers to the technical computing environment such as networks and personal computers, is complete.

     2. Remediation of business computing and manufacturing systems was handled by replacing selected business systems with third-party applications and by the efforts of internal and outside technical resources.

     3. All plant-floor equipment has been assessed; the hardware the software are now considered ready. Live Year-2000 production or simulation tests have been successfully conducted on all manufacturing facilities.

     4. The Company has contacted all of its outside processors and key suppliers to determine their progress in achieving Year-2000 readiness. All outside processors have indicated, through a self-assessment checklist, that they are either Year-2000 ready today, or have established plans to be so. Suppliers which were identified as critical have been asked for, and are providing, details regarding their contingency plans. The Company's critical infrastructure providers for electricity, natural gas and oxygen have provided assurances that they will be Year-2000 ready.

     Estimated Costs: Capital expenditures of approximately $7 million have been made to replace or significantly upgrade existing hardware and software with new equipment. The Company also has incurred approximately $4 million of additional expense to remediate existing computer systems and manufacturing equipment that were not Year-2000 ready. To date, all of the capital expenditures have been made and more than 95% of the total expenses have been incurred in the course of addressing the Year-2000 issue. The capital expenditures and expenses discussed above represent approximately 20% of the information technology budget and were identified as part of the normal planning process used by the Company in the development of its fiscal-year budgets.

     Material Impact on the Business: The Company believes that it has identified and resolved all Year-2000 issues that could materially affect its business. Nevertheless, there remains a possibility that the Company could experience unforeseen problems that could result in a disruption of its manufacturing capabilities. In the event of such disruption, the Company will take every means available to rectify the problems and resume normal manufacturing operations. It is difficult to accurately predict the magnitude and extent of such potential disruptions; however, the Company believes that it can operate the majority of its administrative and some of its manufacturing operations on a manual basis without suffering the consequences of a lengthy outage. All manufacturing facilities are particularly critical to Rouge Steel's operations in the event of Year-2000 failures. It would be difficult to operate Rouge Steel's manufacturing facilities in the event of a catastrophic failure of any of these facilities.

     Contingency Plans: The Company believes that all other operational failures, particularly those of an administrative nature, can be handed through other means, such as manual intervention and processing, the use of contract labor, etc. One prerequisite is the establishment of effective contingency plans. The Company recognizes the need for effective contingency plans and has embarked on a program to establish them. Efforts in this regard will continue through the remainder of 1999.

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

     As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations,
(vi) uncertainty related to the Powerhouse explosion and the Company's ability to resolve the insurance claim (vii) higher than expected Year-2000 readiness costs, and (viii) higher than expected operating costs.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ENVIRONMENTAL LAWSUIT

     Seven residents of Melvindale, a city that borders Dearborn, Michigan, filed a lawsuit against Rouge Steel alleging trespass, nuisance and negligence by Rouge Steel in the emission of particulates for an unspecified period of time. The Company has agreed to the plaintiffs' request that they be certified a class comprising 3,765 households in Melvindale. The Company is continuing facilitation proceedings with plaintiffs' counsel.

POWERHOUSE EXPLOSION LAWSUITS

     Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance that provides coverage for such lawsuits. Ford Motor Company ("Ford"), which owns 40% of the Powerhouse assets and was responsible for the day-to-day operation of the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased, including the three persons maintaining the above-referenced lawsuits. The Company has been informed that the settlement offers have been accepted by the three persons maintaining lawsuits against Rouge Steel and lawsuit dismissal documents are in process. It is possible that Ford will seek recovery from Rouge Steel or its insurers for liabilities incurred to settle with the workers who accept Ford's settlement offers. It is presently not possible to reasonably estimate the Company's monetary exposure with respect to these matters.

OTHER PROCEEDINGS

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

Item 5.       Other Events

     On September 16, 1999, Rouge Industries' board of directors declared a cash dividend of $0.03 per share on the Company's common stock. The dividend was payable on October 22, 1999 to stockholders of record on October 8, 1999. The total amount of dividends paid was $664,000.

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


Date:  October 27, 1999                ROUGE INDUSTRIES, INC.

                                       By:       /s/ Carl L. Valdiserri
                                                 ----------------------
                                       Name:     Carl L. Valdiserri
                                       Title:    Chairman of the Board and
                                                 Chief Executive Officer



Date:  October 27, 1999                By:       /s/ Gary P. Latendresse
                                                 -----------------------
                                       Name:     Gary P. Latendresse
                                       Title:    Vice Chairman and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX



       Exhibit Number               Description of Exhibit
       --------------               ----------------------

            15                      PricewaterhouseCoopers LLP Awareness Letter

            27                      Financial Data Schedule