Form 10-K405
period 1999-12-31
ROUGE INDUSTRIES INC
filed 2000-03-20
CIK 918577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to
                               -------------------------    --------------------

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
               YES      X                       NO
                    ---------                      -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Based upon the closing price of the Class A Common Stock on February 29, 2000, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant's Class A Common Stock held by nonaffiliates of registrant as of such date was $109,981,565.

      The number of shares of common stock issued and outstanding as of February 29, 2000 was 22,134,435. This amount includes 14,572,035 shares of Class A Common Stock and 7,562,400 shares of Class B Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2000 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                             ROUGE INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I                                                                                                       PAGE
------                                                                                                       ----

Item 1.            Business..................................................................................    3

Item 2.            Properties................................................................................   13

Item 3.            Legal Proceedings.........................................................................   13

Item 4.            Submission of Matters to a Vote of Security Holders.......................................   14

PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters......................   17

Item 6.            Selected Financial Data...................................................................   18

Item 7.            Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.....................................................................   20

Item 8.            Financial Statements and Supplementary Data...............................................   32

Item 9.            Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................................................   55

PART III

Item 10.           Directors and Executive Officers of the Registrant........................................   56

Item 11.           Executive Compensation....................................................................   56

Item 12.           Security Ownership of Certain Beneficial Owners and Management............................   56

Item 13.           Certain Relationships and Related Transactions............................................   56


PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   57

                                     PART I

Item 1.        Business.

GENERAL

       Rouge Steel Company ("Rouge Steel") is the primary operating subsidiary of Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, "Rouge Industries" or the "Company"). The Company was incorporated in 1996. Rouge Steel is an integrated producer of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and galvanized steel. The Company's products generally command higher margins than commodity flat rolled carbon steel products. The Company's products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry which have exacting quality, delivery and service requirements. The Company's ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

       Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. ("QS Steel") and Eveleth Taconite Company ("Eveleth"). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC ("EVTAC"), a Minnesota-based iron ore mining and pellet producing operation.

PRODUCTS

       The Company currently produces four finished sheet steel products: (i) hot rolled, which is sold to automotive, converter and service center customers and other end users; (ii) cold rolled, which is hot rolled steel that is subsequently cold reduced in thickness, annealed and typically tempered to enhance ductility and surface characteristics and is sold to automotive, converter and service center customers and other end users; (iii) electrogalvanized, which is cold rolled steel that can be differentially coated on one or both sides with either pure zinc or a zinc/iron combination to make the steel more corrosion resistant and is sold almost exclusively to automotive customers; and (iv) hot dip galvanized, which is cold rolled steel that is coated on both sides with zinc to make the steel more corrosion resistant and is sold to automotive and service center customers and other end users such as commercial and residential door manufacturers.

       The following table sets forth the percentage of Rouge Industries' steel product revenues from hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel for the years from 1997 through 1999.

                                                                     Year Ended December 31
                                                         -----------------------------------------------
                                                           1999               1998                1997
                                                           ----               ----                ----

Hot Rolled                                                37.3%               44.6%               49.4%
Cold Rolled                                               27.4                30.5                29.8
Electrogalvanized                                         21.9                21.0                20.2
Hot Dip Galvanized                                        13.4                 3.9                 0.6
                                                         -----               -----               -----
       Total                                             100.0%              100.0%              100.0%
                                                         =====               =====               =====

       Approximately one-half of the Company's sales of hot rolled steel have been to the automotive market for wheels and structural components such as suspension arms, frames and seat frames. Rouge Steel also sells hot rolled steel in the non-automotive end user markets for the manufacture of roof decking, grating, guard rails and pipes and to converters and service centers to be further processed or sold directly to other end users. Cold rolled steel is sold by the Company for use in automotive parts, lighting fixtures, room dividers and doors, and for unexposed applications such as the manufacture of floor pans and tubing. Electrogalvanized products are sold to automotive customers for use as major automotive body panels such as doors, quarter panels and fenders. Hot dip galvanized products are presently sold to automotive, construction and service center customers.

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

       (iii) TWB Company, L.L.C. ("TWB"), a joint venture with Worthington, Thyssen Inc., Bethlehem Blank Welding, Inc. and LTV Steel Company, Inc. which produces laser welded blanks sold primarily for automotive and other end use applications;

       (iv) Delaco Processing, L.L.C. ("Delaco Steel Processing"), a joint venture with Delaco Supreme Tool & Gear Co. which slits and warehouses steel coils to be sold to automotive customers and other end users; and

       (v) Bing Blanking, L.L.C. ("Bing Blanking"), a joint venture with Bing Management II, L.L.C. which produces first operation blanks and roll formed parts primarily for the automotive industry.

       The Company has invested approximately $52.1 million in Spartan Steel and $6.5 million in TWB. Shiloh of Michigan has a $30 million credit facility, 20% of which is guaranteed by the Company. Delaco Steel Processing and Bing Blanking have credit facilities of $7.3 million and $5 million, respectively, both of which are guaranteed by the Company. Delaco Steel Processing and Bing Blanking are minority business enterprises which allow the Company to take advantage of an opportunity created by an announced commitment to minority suppliers by the Company's three largest customers. Rouge Industries' participation in these joint ventures responds to the demand by end users for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, participation in these joint ventures may provide opportunities for the Company to supply new customers.

MARKETS AND CUSTOMERS

       Consistent with the Company's goal to strengthen long-term customer relationships, customer service is a key component of Rouge Industries' strategy and significant resources have been devoted toward that end. The Company has approximately 200 steel customers, virtually all of which are located within 350 miles of Rouge Steel's integrated facility. The Company believes its proximity to its customers allows it to provide focused customer service and resources. The primary goal in this respect is to maintain and improve its responsiveness to customer needs in a continually changing competitive environment.

       Ford Motor Company ("Ford") and DaimlerChrysler AG ("DaimlerChrysler"), the Company's two largest customers, accounted for approximately 39% and 10%, respectively, of total sales in 1999. Sales to Ford and DaimlerChrysler were 37% and 10%, respectively, of total sales in 1998. While the loss of Ford as a customer could have a materially adverse effect on the Company's business, the Company believes that its relationship with Ford provides a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No single customer, other than Ford, DaimlerChrysler or Worthington, has accounted for more than 10% of the Company's total sales over the past five years. The Company's ten largest customers in the aggregate accounted for approximately 71% of total sales in 1999 and approximately 75% of total sales in 1998. For 1999, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 4.2%.

       The Company's primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company's steel product revenues from various markets for the years ended December 31, 1997 through 1999.

                                                            Year Ended December 31
                                                     ---------------------------------
                                                     1999           1998          1997
                                                     -----          -----         -----

        Automotive                                    63.0%          67.0%         62.0%
        Converters                                     7.5           13.5          19.0
        Service Centers                               27.2           16.7          15.8
        Other End Users                                2.3            2.8           3.2
                                                     -----          -----         -----
           Total                                     100.0%         100.0%        100.0%
                                                     =====          =====         =====

       Automotive. The Company is a significant supplier of hot rolled, cold rolled, hot dip galvanized and electrogalvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces. The Company's steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The Company supplies sophisticated steel products to meet the demand for lighter, safer and longer lasting vehicles such as bake hardenable steel and steel for hot forming, which is used for high strength and safety applications such as automotive door beams. The automotive market comprised 63.0% of the Company's steel product revenues in 1999 down from 67.0% in 1998.

       Sales to Ford, the Company's largest customer, accounted for approximately 39% of total sales in 1999, 37% of total sales in 1998 and 32% of total sales in 1997. In addition to its relationship with Ford, the Company has diversified its automotive customer base. Until the early

1990's, the Company sold only a small amount of steel to DaimlerChrysler and had no direct sales to General Motors Corporation ("GM"). Sales to DaimlerChrysler, the Company's second largest customer, were approximately 10% of total sales in 1999 and 1998 and 9% of total sales in 1997. Currently, GM is the Company's third largest customer. The Company believes that its ability to provide the sophisticated grades of steel required for automotive applications combined with its ability to provide competitive pricing, quality and delivery prompted DaimlerChrysler and GM to begin purchasing significant quantities of hot rolled, cold rolled and galvanized steel from the Company.

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

       Service Centers. The Company sells hot rolled, cold rolled and hot dip galvanized steel to service center customers that provide processing services such as slitting, shearing and blanking for distribution primarily to automotive end users. Steel service centers are a major factor in the distribution of flat rolled products to end users.

       Direct Sales to Other End Users. The Company sells hot rolled steel to manufacturers of roof decking, grating, guard rails and pipes. The Company sells cold rolled steel to manufacturers of lighting fixtures, room dividers and doors. Steel products are distributed by Rouge Steel principally through its own sales organization.

       Order Status. The order load was 617,000 net tons at December 31, 1999, compared to 432,000 net tons at December 31, 1998. All orders related to the order load at December 31, 1999 are expected to be shipped during the first half of 2000. The order load represents orders received but not yet filled.

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

       Coke. Coke represents the Company's single largest raw material expenditure. The Company does not produce coke and, as a consequence, relies upon outside sources. In 1999, approximately 42% of the Company's coke was provided by USX Corporation ("USX"). The Company acquired approximately 40% of its coke through a tolling agreement with New Boston Coke Corporation ("New Boston"), whose total productive capacity is dedicated to the Company. Under the tolling agreement, the Company provides coal to New Boston for processing into coke. Approximately 18% of the Company's coke was purchased in the open market. During the past ten to fifteen years, coke production capacity in the United States has been reduced. Due to the environmental issues associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity may cause the price that the Company pays for coke to increase which may adversely affect the Company's results of operations.

       Iron Ore Pellets. The Company has consumed an average of 3.3 million gross tons of iron ore pellets annually over the three-year period ended December 31, 1999. Approximately 74% of the Company's requirements for pellets during this period was obtained under a trade arrangement with Stelco, Inc. Under this arrangement, the Company exchanged acid pellets purchased from its 45% owned joint venture, EVTAC, for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company is required to pay a cash premium indexed to inflation factors in addition to providing the EVTAC acid pellets. The premium is equal to the difference between the market price of the fluxed pellets and the market price of EVTAC acid pellets. During the three-year period ended December 31, 1999, the Company traded an average of 2.4 million gross tons of EVTAC pellets annually, which constituted 100% of the Company's share of the pellets produced by EVTAC. The balance of the Company's pellet requirements was purchased pursuant to a contract with The Cleveland-Cliffs Iron Company. In June 1999, EVTAC temporarily scaled back operations by 18%, reducing capacity to 4.4 million gross tons of pellets to be purchased by Rouge Steel and the other owners pursuant to the terms of their existing purchase agreements.

       The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 25-year supply at the current level of production. The Company and the other owners of EVTAC continue discussions regarding EVTAC's operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

       Scrap. The price of steel scrap increased during 1999 from near-record low prices in 1998. The price of #1 industrial bundles increased by 81% between the end of 1998 and the end of 1999. The higher price reflects reduced supply in 1999 compared to the supply of steel scrap in 1998 as a result of the high level of steel imports that arrived in the U.S. in the second half of 1998. As a result of the dramatic increase in the price of #1 industrial bundles, the Company began to substitute less expensive scrap in the basic oxygen furnaces. The Company spent approximately $60 million to purchase steel scrap in 1999 compared to $99 million in 1998.

       Other Raw Materials and Energy Sources. During 1999, natural gas, electricity and steam constituted 39%, 38% and 23%, respectively, of the Company's total energy costs. Natural gas is acquired at prevailing market prices from various producers. The Company has purchased electricity from DTE Energy Company since the February 1, 1999 explosion at the Rouge Complex Powerhouse (the "Powerhouse") which is owned 60% by the Company and 40% by Ford. Prior to the explosion, the Powerhouse provided electricity for all of the Company's steel- making facilities except its ladle refining facility, as well as all of its steam requirements pursuant to an operating agreement with Ford (the "Powerhouse Joint Operating Agreement") which expired December 31, 1999, but was extended until March 31, 2000 and will be extended thereafter on a rolling 30-day basis unless terminated by either party upon 30 days notice. The Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. In December, 1998, Rouge Steel and Ford signed an agreement for long-term energy services with CMS Energy Corporation (together with its subsidiaries, "CMS") which has commenced to build and will operate a co-generation power plant. The new power plant is expected to be in operation by mid-2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion and Insurance Claim."

       The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchase levels of $8.3 million and $550,000, respectively.

COMPETITION

       The Company competes directly with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of service, quality, price and the ability to meet customers' product specifications and delivery schedules. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) substantially reduced postretirement expenses resulting from certain agreements with Ford, (ii) environmental indemnifications from Ford until 2009, (iii) substantial capital investments during the past six years in steel-making equipment and downstream joint ventures, (iv) a single-site, geographically strategic location, and (v) financial flexibility.

       Imports. Domestic steel producers face significant competition from foreign producers. Decisions by these foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

       Steel imports in 1999 are estimated to be 35.0 million tons, a 16% decrease from 1998 levels. The high import levels in 1998 resulted from the depressed economic conditions in other parts of the world, particularly in the Pacific Basin and Russia. Imports in 1999 were closer to historic levels. Imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 26% in 1999 compared to 30% in 1998, which was an all time high. In the previous five years (1993 through 1997), steel imports averaged 26.9 million tons, or 22.5% of apparent domestic consumption.

       Domestic Steel Industry. The domestic steel industry is a cyclical business that is highly competitive. In the United States, the Company competes with many domestic integrated steel companies. The Company also competes with electric furnace based mini-mills, which generally target regional markets, have reduced environmental maintenance costs and liabilities and derive certain competitive advantages by utilizing less capital intensive steel-making processes. The capability of electric furnace based, thin slab mini-mills to produce flat rolled steel products is increasing. In the future, these mini-mills may provide increased competition in the higher quality, value-added product lines now dominated by the integrated steel producers. New mini- mills that produce flat rolled steel and improvements in the production efficiencies of integrated mills have increased overall production capacity in the United States, which has caused downward price pressure. The ability of mini-mill producers to capture a significant percentage of the sheet steel markets, which represented approximately half of domestic industry shipments in 1999, cannot presently be determined due to operating cost and product quality issues associated with thin-slab technology. In addition, the availability and fluctuations in the cost of scrap, the primary raw material for mini-mill steel production, may influence the ability of mini- mills to compete with domestic integrated producers.

       A number of integrated steel producers have gone through bankruptcy reorganizations. These proceedings have resulted in reduced operating costs for these producers and may permit them to price their steel products at levels below those that could otherwise be maintained. The

Company believes, however, that due to Ford's retention of certain retiree costs and reduced exposure to historical environmental liabilities resulting from certain agreements with Ford, as well as limited levels of indebtedness since the Company's initial public offering, Rouge Industries is in a better position to compete with these companies than many of its competitors.

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

EMPLOYEES

       At December 31, 1999, the work force of Rouge Steel was comprised of 2,364 hourly and 642 salaried personnel, including Rouge Steel employees working at Double Eagle Steel Coating Company ("Double Eagle"). In 1999, the Company's employment cost per ton shipped was $101 and tons shipped per employee was approximately 772.

       Hourly employees of Rouge Steel are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the "UAW"). Most of the hourly employees of the Company's competitors are represented by the United Steelworkers of America (the "USWA") and are subject to USWA-patterned agreements. Rouge Steel and the UAW have a labor agreement with a five-year term which expires August 1, 2000. The labor agreement includes provisions for employment security and profit sharing. The Company believes that it continues to maintain a good relationship with the UAW. EVTAC workers, who are employed by Thunderbird Mining Company, a wholly-owned subsidiary of EVTAC, are represented by the USWA. EVTAC is presently operating under a rolling 21-day extension of the agreement between the USWA and Thunderbird Mining Company that was scheduled to expire on August 1, 1999.

ENVIRONMENTAL CONTROL AND CLEANUP EXPENDITURES

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1 million during the past four years. In addition, the Company has planned an aggregate of approximately $8 million in capital expenditures for environmental compliance for the years 2000 through 2003. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic integrated steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

       In connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. The Company does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company's results of operations or financial position.

       From time to time, the Company has received from the United States Environmental Protection Agency (the "U.S. EPA") various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the U.S. EPA and whether such requests for information will lead to a materially adverse effect on the Company's results of operations or financial position is unknown.

       In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a "Title V Permit") in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the "MDEQ") advised the Company that the application and the amendments were administratively complete. The Company expects to receive a draft Title V Permit in the first half of 2000.

       In 1998, the Company and the Wayne County Air Quality Management
Division (the "Division") entered into a consent order resolving certain notices of violation ("NOVs") and issues involving the basic oxygen furnace ("BOF") electrostatic precipitator and the blast furnace flare stack. The settlement agreement includes performance of a supplemental environmental project ("SEP") for the installation of a waste oxide dryer. The dryer was installed in January 1999 and is intended to secure significant additional environmental and public health improvements. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term.

       In 1999, the Company and the Division executed a consent order resolving certain NOVs for events which occurred in 1997 and 1998. The consent order required the Company to pay $140,000 and undertake an SEP for design improvements to the BOF off-gas conditioning system.

       In 1997, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. The Company discovered the error through an environmental self-audit.

Disclosure was made under a Michigan statute that provides immunity from state enforcement for environmental violations discovered through self-audits if they are voluntarily and promptly reported and corrected. The Company has formally requested immunity under the law. A permit application for the operational change has been submitted to both the Division and the MDEQ and is presently in the public comment process.

       In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the "City") of the City's intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. The City has also made damage claims against the Company on behalf of approximately 50 residents who claim to have incurred property damage as a result of dust fallout. In 1998, a separate class action lawsuit was filed against the Company on behalf of residents allegedly injured by dust. In late 1999, discussions among Rouge Steel and the class action plaintiffs resulted in a tentative settlement agreement. In early 2000, the Company agreed to a final judgement and consented to pay $1.5 million for distribution to plaintiff class members and their attorneys. The final judgment also formalizes the Company's obligation to undertake specified abatement measures, some of which had already been initiated at the time of the tentative settlement. In addition, two separate actions have been initiated for alleged property damage from dust fallout. The Company intends to vigorously defend the property damage claims. Rouge Steel does not believe that these matters will have a materially adverse effect on its results of operations or financial position.

       In September 1998, the U.S. EPA Region 5 commenced a multimedia investigation of Rouge Steel's facility. The Company furnished information to the U.S. EPA in response to a request for information issued by the agency pursuant to Section 114(a) of the Clean Air Act. The Company also furnished information in accordance with Section 3007 of RCRA. The Company has been notified that certain compliance issues arising from the investigation have been referred to the United States Department of Justice for enforcement action. If this matter proceeds, the Company believes it may include claimed monetary sanctions in excess of $500,000. The Company does not believe that the enforcement action will have a materially adverse effect on its results of operations or financial position.

       Rouge Steel has received a series of NOVs from the Division for incidents occurring in August and September 1998 and September 1999. The NOVs allege violations of the Division's air rules and characterize the facility's emission fallout as a nuisance condition. Rouge Steel has denied the allegations contained in the NOVs. The preliminary nature of the NOVs and Rouge Steel's response make it difficult to predict the outcome or its impact on the Company's results of operations or financial position.

       Rouge Steel and the former owner of the Rouge Steel facility have voluntarily approached the MDEQ with a joint proposal to conduct a phased cleanup of their solid waste management units ("SWMUs") at the Rouge Complex under the RCRA corrective action program. In connection with this proposal, the companies have voluntarily submitted a work plan for demolition and remediation of the coke plant. The MDEQ is considering the proposal. The former owner of the Rouge Steel facility has agreed to pay for most of the coke plant remediation project. Therefore, this work is not expected to have a materially adverse effect on Rouge Steel's results of operations or financial position. Further investigation is needed to develop a reasonably accurate estimate of the potential costs of remediating the remaining Rouge Steel SWMUs. The cost of the necessary investigation is estimated to be in the range of $150,000 to $200,000. In the absence of the additional facility-specific information that will be developed by this investigation, the potential costs to clean up the remaining Rouge Steel SWMUs cannot be established at this time.

The Company has no information to suggest that the cost of remediating the remaining SWMUs would have a materially adverse effect on its results of operations or financial position. The companies have proposed to complete the remediation of the SWMUs before 2005.

       On February 1, 1999, there was a catastrophic explosion and fire at the Powerhouse that effectively disabled the Powerhouse's capability to produce steam and electricity for the Rouge Complex. The emergency situation required the immediate installation of temporary steam boilers and electricity generating equipment before permits could be obtained to prevent major damage to plant equipment. Soon after the explosion, the Company approached the State and County environmental agencies to request an emergency variance from the permitting requirements. When the agencies refused to consider a variance, the Company voluntarily proposed a settlement agreement to address any potential liability associated with the emergency installation of this equipment. After lengthy discussions regarding the settlement proposal, neither the State nor the County has indicated any intent to take enforcement action or demand penalties in this matter. However, the Company has not received formal notice that no action will be taken, and it can provide no assurance in this regard.

       On August 4, 1999, the Company voluntarily disclosed to the Division that when briquettes from the Company's waste oxide reclamation facility are added to hot metal at the BOF, the Company has experienced particulate emission control problems. The Company has developed a plan to re-engineer the BOF baghouse to address the problem. In the interim, the Company voluntarily suspended use of the waste oxide pellets in the reladling process late in 1999. It is expected that the BOF baghouse modifications will be completed in the second quarter of 2000.

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

       Rouge Steel's facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world's largest electrogalvanizing facility and a 60% interest in the Powerhouse that was managed, operated and maintained by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company's steel making facilities. It is considered unlikely that the Powerhouse will be operational in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Powerhouse Explosion and Insurance Claim." Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS which has commenced to build and will operate a co-generation power plant scheduled to begin operating in mid-2000. Along with Rouge Steel's properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dip galvanizing facility; (ii) a 20% interest in Shiloh of Michigan, an engineered steel blanking facility; (iii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; (iv) an 11.1% interest in TWB, a producer of laser welded blanks; (v) a 49% interest in Delaco Steel Processing, a steel processor and
(vi) a 40% interest in Bing Blanking, a steel blanker and producer of roll formed parts.

Item 3.         Legal Proceedings.

ENVIRONMENTAL LAWSUIT

       Residents of the City of Melvindale (a community in close proximity to Rouge Steel) filed a class action lawsuit against the Company in 1998 claiming trespass, nuisance and negligence as a result of alleged air pollution. In late 1999, discussions among Rouge Steel and the class action plaintiffs resulted in a tentative settlement agreement. In early 2000, the Company agreed to final judgement and consented to pay $1.5 million for distribution to plaintiff class members and their attorneys.

POWERHOUSE EXPLOSION LAWSUITS

       Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance that provides coverage for such lawsuits. Ford, which owns 40% of the Powerhouse assets and was responsible for the day-to-day management, operation and maintenance of the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased, including the three persons maintaining the above-referenced lawsuits. The Company has been informed that the settlement offers have been accepted by the three persons maintaining lawsuits against Rouge Steel and dismissal documents have been received for two of the lawsuits. It is possible that Ford will seek recovery from Rouge Steel or its insurers for liabilities incurred to settle with the workers who accept Ford's settlement offers. It is presently not possible to reasonably estimate the Company's monetary exposure with respect to these matters.

       From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company's results of operations or financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.

       There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth, as of December 31, 1999, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.


NAME                             AGE                POSITION
----                             ---                --------

Carl L. Valdiserri............    63   Chairman and Chief Executive Officer
Louis D. Camino...............    62   President and Chief Operating Officer
Gary P. Latendresse...........    56   Vice Chairman and Chief Financial Officer
William E. Hornberger.........    53   Senior Vice President, Corporate Relations and External Affairs
George T. Kilavos.............    68   Vice President, Production Planning
Daniel A. Marion..............    61   Vice President, Purchasing and Transportation
Ronald J. Nock................    47   Vice President, Sales and Marketing
Martin Szymanski..............    46   Vice President, General Counsel and Secretary

BUSINESS EXPERIENCE

       Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Company. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 40 years of experience in the steel manufacturing industry. Mr. Valdiserri is also a director of Champion Enterprises, Inc.

       Mr. Camino has served as President and Chief Operating Officer, as well as a director of the Company, since 1990. Mr. Camino was Vice President of Operations for Acme Steel Company from 1986 to 1990. Mr. Camino began his career with Jones and Laughlin Steel Corporation as a supervisor in 1960, and has 39 years of experience in the steel manufacturing industry.

       Mr. Latendresse has been Vice Chairman and Chief Financial Officer since July 1999. From January 1998 to July 1999, he was Executive Vice President and Chief Financial Officer. Mr. Latendresse was Vice President and Chief Financial Officer from 1992 to 1997. He became a director of the Company in 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 31 years. Mr. Latendresse has 31 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

       Mr. Hornberger has been Senior Vice President, Corporate Relations and External Affairs since July 1999. He was Vice President, Employee Relations and Public Affairs from 1992 to 1999. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 16 years of experience in the steel manufacturing industry.

       Mr. Kilavos was Vice President, Production Planning from 1990 until his retirement on January 1, 2000. From 1984 to 1990, Mr. Kilavos was Director, Production Planning at Weirton Steel Company. He previously held various materials management positions at Weirton Steel Company and National Steel Corporation. As of his retirement, Mr. Kilavos had 38 years of experience in the steel manufacturing industry.

       Mr. Marion was Vice President, Purchasing and Transportation from 1995 until his retirement on March 1, 2000. From 1988 to 1995, Mr. Marion was Procurement Manager, Purchasing and Supply Staff, Ford Motor Company. He previously held various purchasing positions during his 34 years with Ford, including more than ten years of steel purchasing experience.

       Mr. Nock has been Senior Vice President, Commercial and Strategic Planning since January 2000. He served as Vice President, Sales and Marketing from 1988 through 1999. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 24 years of experience in the steel manufacturing industry.

       Mr. Szymanski has been Vice President, General Counsel and Secretary since October 1999. He served as Secretary and General Counsel from January 1, 1998 to October 1999. From January 1997 to December 1997, he was Associate General Counsel of the Company. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 21 years of corporate and private practice legal experience.

                                     PART II

Item 5.        Market for Registrant's Common Stock and Related Stockholder
               Matters.

       As of December 31, 1999, there were (i) 14,570,511 shares of class A common stock, par value $0.01 per share (the "Class A Common Stock"), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,562,400 shares of class B common stock, par value $0.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock"), issued and outstanding and held by two stockholders of record. As of December 31, 1999, Carl L. Valdiserri and Worthington held 7,140,400 and 422,000 shares, respectively, of Class B Common Stock. In February 1997, Worthington issued debt securities ("DECS") which, upon maturity, could be redeemed for shares of Common Stock or cash. On March 1, 2000, Worthington relinquished its shares of Common Stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any Common Stock. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the "NYSE"). The Class B Common Stock is not listed for trading on any securities exchange.

       Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 23, April 24, July 24 and October 23, 1998, January 22, April 23, July 23, October 22, 1999 and January 21, 2000. Future dividends on the Common Stock are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company's Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company's funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors.

       The Company's Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class A Common Stock. The closing sale price of the Company's Class A Common Stock on February 29, 2000 was $7.69.

1999                                                               HIGH                      LOW
----                                                              ------                    ------
First Quarter............................................         $14.00                    $ 8.00
Second Quarter...........................................          11.94                      8.25
Third Quarter............................................           9.75                      6.63
Fourth Quarter...........................................           8.50                      5.63

1998.....................................................          HIGH                        LOW
----                                                              ------                    ------
First Quarter............................................         $16.13                    $12.13
Second Quarter...........................................          16.00                     10.75
Third Quarter............................................          12.75                      7.13
Fourth Quarter...........................................          10.63                      6.25

Item 6.        Selected Financial Data.

      The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1999. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20.

                                                                          Year Ended December 31
                                                    -----------------------------------------------------------------
                                                      1999         1998         1997            1996           1995
                                                    --------     ---------    --------        ---------     ---------
                                                             (dollars in millions, except per share amounts)
STATEMENT OF OPERATIONS DATA
Total Sales                                         $  967.6     $ 1,163.2    $ 1,341.6       $ 1,307.4     $ 1,206.6
Operating Income (Loss)                               (254.1)(5)      35.1         31.7            24.7         121.6(1)
Net Interest Income (Expense)                           (2.1)          0.7          0.8             4.8           5.4
Income Tax (Provision) Benefit                          30.5          (8.7)        (8.1)           (6.9)        (33.5)
Net Income (Loss)                                      (47.8)(5)      23.4         22.4            23.4          94.7(1)

Per Share Data
  Net Income (Loss) - Basic and Diluted             $  (2.16)    $    1.06    $    1.02       $    1.07     $    4.37
  Cash Dividends Declared                               0.12          0.12         0.12            0.12          0.10

Weighted-Average Shares Outstanding (000)             22,122        22,025       21,939          21,845        21,677

                                                                             December 31
                                                    -----------------------------------------------------------------
                                                      1999         1998         1997            1996          1995
                                                    --------     ---------    ---------       ---------     ---------
                                                                           (dollars in millions)
BALANCE SHEET DATA
Working Capital                                     $  198.3     $   212.4    $   177.2       $   216.6     $   294.2
Property, Plant, and Equipment, Net                    278.6         258.1        268.6           209.2         135.7
Total Assets                                           867.6         768.9        728.5           682.0         672.5
Long-Term Debt, Including Current Portion              104.8          29.0         17.9               -             -
Stockholders' Equity                                   409.8         459.6        438.6           417.3         393.9

                                                                        Year Ended December 31
                                                    -----------------------------------------------------------------
                                                      1999         1998         1997            1996           1995
                                                    --------     ---------    ---------       ---------     ---------
OTHER DATA
Net Tons Shipped (000)                                 2,320         2,630        3,029           2,876         2,542
Raw Steel Production (Mils) NT                           2.2           3.1          2.8             2.6           2.9
Effective Capacity Utilization                            66%           94%          91%             84%           96%
Continuously Cast Percentage                             100           100          100              95            92
Purchased Slabs (000) NT                                 351            76          619             843             -
Number of Employees at Year-End  (2)                   3,006         3,108        3,128           3,119         3,167
Average Hourly Labor Rate (3)                       $  31.28     $   30.25    $   30.43        $  30.81     $   32.40
Total Sales per Employee (000) (2)                       322           374          429             419           381
Hours Worked per Net Ton Produced (2)                   2.94          2.81         2.81            2.89          3.14
Operating Income (Loss) per Net Ton Shipped         $   (110)(5) $      13    $      10        $      9     $      48(1)
Capital Expenditures (Mils) (4)                         80.5          31.8        112.4           101.5          69.4

(1) Operating income and net income for the year ended December 31, 1995 include the pre-tax effect of a $30.0 million (or $12 per net ton shipped) gain from the settlement of certain litigation relating to property tax assessment matters.
(2)  Includes all hourly and salaried employees.
(3) Includes $0.29 per hour in 1998, $0.35 per hour in 1997, $0.49 per hour in 1996 and $1.94 per hour in 1995 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees. Due to losses sustained in 1999, no amounts were paid or accrued.
(4) Includes capital expenditures paid or accrued and investments in unconsolidated subsidiaries.
(5) Operating loss and net loss for the year ended December 31, 1999 include the pre-tax effect of business interruption and property damage losses and other claim-related expenses of $221.4 million (or $95 per net ton shipped) resulting from the February 1, 1999 explosion at the Powerhouse.

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

OVERVIEW

       The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 32.

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

       Rouge Steel's operations are subject to the cyclicality of the steel industry and the domestic economy as a whole. Given the inherent cyclicality of the domestic steel industry, the Company believes it is important to maintain financial flexibility in order to take advantage of opportunities to reduce costs and upgrade the quality and mix of its products. Rouge Industries believes that its strong balance sheet combined with its ongoing effort to reduce operating costs will position the Company to continue to pursue its business strategy throughout the economic cycle and to respond to the continually changing needs of its customers.

       The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 1997 through 1999:

                                                                          Year Ended December 31
                                                             -----------------------------------------------
                                                               1999                1998               1997
                                                               ----                ----               ----
                                                                 (in millions of tons except utilization)
DOMESTIC INDUSTRY
        Raw Steel Capacity                                     128.1              125.4              121.4
        Raw Steel Production                                   104.2              108.7              108.6
        Utilization                                             81.3%              86.7%              89.4%
        Finished Shipments                                     103.1              102.4              105.9

ROUGE STEEL
        Raw Steel Capacity                                       3.3                3.3                3.1
        Raw Steel Production                                     2.2                3.1                2.8
        Utilization                                             65.7%(1)           94.3%              91.2%
        Finished Shipments                                       2.3                2.6                3.0

(1) The decrease in utilization was the result of a 93-day outage in primary operations caused by the Powerhouse explosion. See " - Powerhouse Explosion and Insurance Claim."

        The cyclicality of the steel industry and the domestic economy affects the Company's steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells approximately two thirds of its steel products pursuant to fixed price contracts, under which prices are typically set annually. In 1991, when domestic steel industry production and shipments were low, the Company's steel product prices reached a nine-year low. In 1993, prices began to rise and in 1994 they reached the highest level since 1988. By mid-1995, however, prices began to soften despite the continuing strong demand for the Company's products. During the second half of 1995, the Company lost approximately one half of the pricing gains which it realized in 1993 and 1994. Prices in 1996 made a modest recovery from late-1995 levels, but nevertheless remained lower than average 1995 prices. In 1997, prices declined slightly from 1996 levels despite strong demand for the Company's products. In 1998, prices declined again, partially as a result of the unprecedented levels of imports. Prices in late 1999 made a modest recovery from late-1998 levels but did not increase to early-1998 levels.

        Total Sales. The Company's total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company's steel product revenues represented by each of its product types for each of the years from 1997 through 1999:

                                                                          Year Ended December 31
                                                             -----------------------------------------------
                                                               1999                1998               1997
                                                               ----                ----               ----
Hot Rolled                                                     37.3%               44.6%              49.4%
Cold Rolled                                                    27.4                30.5               29.8
Electrogalvanized                                              21.9                21.0               20.2
Hot Dip Galvanized                                             13.4                 3.9                0.6
                                                              -----               -----              -----
      Total                                                   100.0%              100.0%             100.0%
                                                              =====               =====              =====


        Sales to affiliates are comprised primarily of sales to Worthington Industries, Inc. ("Worthington"), Rouge Industries' sixth largest customer and second largest shareholder in 1999. Until March 1, 2000, Worthington owned approximately 27.2% of the Company's common stock which represented a voting interest of 19.8%. In February 1997, Worthington issued debt securities ("DECS") which, upon maturity, could be redeemed for shares of Rouge Industries common stock or cash. On March 1, 2000, Worthington relinquished its shares of the Company's common stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any Rouge Industries common stock.

        Sales to Ford Motor Company ("Ford"), the Company's largest customer, are primarily made pursuant to a ten-year steel purchase agreement which expires after model-year 2000. The Company does not believe that the expiration of the steel purchase agreement will have a materially adverse effect on its results of operations or financial position.

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

POWERHOUSE EXPLOSION AND INSURANCE CLAIM

        On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the "Powerhouse") resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford. Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

        Rouge Industries' insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1. Damage to Rouge Steel property and Powerhouse property as a result of the explosion Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2. Rouge Steel business interruption costs - The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to temporary steam boilers and electrical distribution equipment which were procured to mitigate the Company's loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods. The amount capitalized for these temporary facilities was approximately $65.1 million. Of that amount, approximately $40.4 million has been amortized through December 31, 1999 and the remainder will be amortized through the third quarter of 2000.

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

       Based on the magnitude and complexity of the insurance claim, the Company is currently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.

       Pursuant to the accounting methodology described above, through December 31, 1999, the Company has recorded recoverable insurance proceeds of $202.1 million net of reserves of $40.0 million. Of the total amount recorded, $177.4 million has been included in other income and $24.7 million has been deferred and will be recognized in other income over the period the related capital items are amortized. At December 31, 1999, the Company has a receivable of $43.1 million, which is net of reserves of $40.0 million and advances from the insurance carriers of $159.0 million. The Company continues to discuss the determination of the total claim with its insurers. The Company's assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company.

       The Company is currently evaluating ancillary costs relating to the explosion, including cleanup and abatement activities. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based on the available information, during 1999, the Company recorded a $3.0 million reserve for its share of the estimated cost to encapsulate the Powerhouse. If the abatement costs exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

       The Company is negotiating with its insurance carriers for interim cash payments on the insurance claims. Through December 31, 1999, advances totaling $138.0 million were received from the Company's insurance carriers for business interruption losses. An additional $21.0 million advance was received for property damage losses. The Company expects to fund the cash needs relating to the matters noted above from bank borrowings, insurance proceeds and working capital.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

       Total Sales. Total sales decreased 16.8% in 1999 to $967.6 million from $1,163.2 million in 1998, a decrease of $195.6 million. The decrease in total sales in 1999 was caused principally by lower steel product shipments. Steel product shipments decreased 11.8% in 1999 to 2,320,000 net tons from 2,630,000 net tons in 1998, a decrease of 310,000 net tons. Rouge Industries' shipments were lower in 1999 because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the

Company of the decrease in total sales resulting from lower shipments was magnified by lower steel product selling prices in 1999. See "- Powerhouse Explosion and Insurance Claim."

     Costs and Expenses. Total costs and expenses increased 8.3% in 1999 to $1,221.7 million from $1,128.1 million in 1998, an increase of $93.6 million. Costs of goods sold increased 4.3% in 1999 to $1,137.1 million from $1,090.0 million in 1998, an increase of $47.1 million. The increase in costs of goods sold was primarily due to additional costs related to the Powerhouse explosion. Rouge Steel recorded continuing expenses associated with its steelmaking plant despite the entire plant being shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, not resuming production until May. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. The higher costs associated with the Powerhouse explosion were partially offset by lower steel product shipments in 1999 resulting from the lost production discussed above. Costs of goods sold in 1999 was 117.5% of total sales compared to 93.7% in 1998. Depreciation and amortization increased 216.4% in 1999 to $63.3 million from $20.0 million in 1998, an increase of $43.3 million. The higher depreciation and amortization expense reflects the completion of major capital projects as well as the amortization of the cost of the temporary steam boilers and electrical distribution system installed to provide the Company with steam and electricity until the co- generation power plant is placed into service. These temporary facilities, which were placed into service in the second quarter of 1999, are being amortized over their estimated useful lives, at which time they will be replaced by the co-generation power plant. See "- Powerhouse Explosion and Insurance Claim."

     Selling and Administrative Expenses. Selling and administrative expenses in 1999 were $26.8 million compared to $23.9 million in 1998, an increase of $2.9 million. The increase in selling and administrative expense is primarily comprised of legal and other professional services relating to the Powerhouse explosion insurance claim. See "- Powerhouse Explosion and Insurance Claim."

     Operating Income (Loss). The operating loss in 1999 was $254.1 million compared to operating income of $35.1 million in 1998, a change of $289.2 million. The decrease in operating income was primarily due to the Powerhouse explosion and weak steel product prices.

     Interest Expense. Interest expense increased 266.8% in 1999 to $2.8 million from $775,000 in 1999, an increase of $2.0 million. The increase in interest expense was the result of higher debt in 1999. The average debt balance in 1999 was $44.7 million compared to $10.2 million in 1998.

     Insurance Recovery. The Company recognized $177.4 million of income in 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company expects that the Powerhouse insurance claim will not be settled for at least another year. Since the claim is not near settlement, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See "- Powerhouse Explosion and Insurance Claim."

     Income Tax (Provision) Benefit. The income tax benefit in 1999 was $30.5 million compared to an income tax provision of $8.7 million in 1998. The income tax benefit in 1999 was a function of the loss incurred.

     Equity in Unconsolidated Subsidiaries. Equity in unconsolidated subsidiaries increased in 1999 to $1.7 million from a loss of $1.0 million in 1998, a change of $2.7 million. The improvements in income from unconsolidated subsidiaries came mostly from EVTAC and Spartan Steel Coating, L.L.C.

     Net Income (Loss). The net loss in 1999 was $47.8 million compared to net income of $23.4 million in 1998. The net loss was primarily due to the Powerhouse explosion and weak steel product prices.

     Powerhouse Explosion Insurance Claim. The insurance claim related to the February 1, 1999 explosion and fire at the Powerhouse includes the effect of a 93-day outage and the corresponding reduction in shipments, Total Sales and Costs of Goods Sold. Costs of Goods Sold includes property damage expenses of $57.5 million and estimated business interruption expenses of $111.2 million related to the Powerhouse explosion. Depreciation and Amortization Expense includes an additional $40.4 million related to the temporary steam boilers and electrical distribution equipment. The aggregate effect of Powerhouse explosion-related items on Operating Loss was $217.4 million. Other income includes $177.4 million of insurance recoveries. See "- Powerhouse Explosion and Insurance Claim."

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

LIQUIDITY AND CAPITAL RESOURCES

       Rouge Industries' liquidity needs arise predominantly from capital investments and working capital requirements. As a result of the explosion and fire at the Powerhouse on February 1, 1999, the Company incurred increased levels of expenditures to restore its operations to normal levels. The Company expects to meet its liquidity needs with cash provided by operating activities, funds provided by borrowings and anticipated insurance recoveries.
See "- Powerhouse Explosion and Insurance Claim."

       Cash and cash equivalents on December 31, 1999 totaled $1.9 million compared to $2.4 million on December 31, 1998, a decrease of $500,000. Cash provided by financing activities was more than offset by cash used for operating activities and capital expenditures during 1999.

       Cash Flows from Operating Activities. Net cash used for operating activities was $3.7 million in 1999 compared to net cash provided by operating activities of $20.3 million in 1998. The decrease of $24.0 million was primarily attributable to the Powerhouse explosion and the resulting net loss. The $48.0 million increase in accounts receivable since December 31, 1998 is primarily comprised of the insurance recovery receivable. Many of the Powerhouse-related accruals had not yet been paid as of December 31, 1999, which explains the high level of payables.

       Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 78.6% in 1999 to $70.0 million from $39.2 million in 1998, an increase of $30.8 million. The expenditures made in 1999 were primarily for computer systems, "C" blast furnace upgrades and partial payment of the temporary electrical distribution system and steam boilers which were installed after the Powerhouse explosion. Other expenditures were made to modernize and expand the Company's facilities. In 2000, the Company plans to spend approximately $40 million on capital items, including environmental equipment for the basic oxygen furnace (the "BOF") and the remaining expenditures for the temporary steam and electrical distribution systems. Other capital expenditures will be generally directed at improving plant efficiency and product quality in order to improve Rouge Industries' competitive position in the marketplace.

       Credit Facility. Rouge Steel has a $125 million, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement") among the Company, the banks named therein and Bank One, Michigan, as administrative agent. On June 30, 2000, $25 million of the commitments of the banks under the Credit Agreement will expire with the remaining $100 million expiring on December 16, 2002. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate plus 0.5%, or (ii) the LIBOR rate plus an applicable margin, which varies with the Company's debt to capitalization ratio and can range from 0.50% to 0.80%. The Company had borrowings of $104.8 million under the facility as of December 31, 1999. In addition to the Credit Agreement, the Company has obtained two $25 million uncommitted credit facilities, both of which expire in the second quarter of 2000. The Company believes that cash flows from operations and funds available under its credit facilities, along with anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements.

ENVIRONMENTAL MATTERS

       The Company's operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $1 million during the past four years. In addition, the Company has planned an aggregate of approximately $8 million in capital expenditures for environmental compliance for the years 2000 through 2003. Since environmental laws and regulations are becoming increasingly stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic integrated steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

       In connection with the acquisition of the Company from Ford in 1989 (the "Acquisition"), Ford has agreed to indemnify the Company (the "Ford Indemnity") for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), the Resource Conversation and Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company's liabilities, including any penalties and attorney's fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. In some instances, Ford has acted proactively; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. The Company does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company's results of operations or financial position.

       From time to time, the Company has received from the United States Environmental Protection Agency (the "U.S. EPA") various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the U.S. EPA and whether such requests for information will lead to a materially adverse effect on the Company's results of operations or financial position is unknown.

       In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a "Title V permit") in 1997, with amendments in 1998. The Michigan Department of Environmental Quality (the

"MDEQ") advised the Company that the application and the amendment were administratively complete. The Company expects to receive a draft Title V Permit in the first half of 2000.

       In 1998, the Company and the Wayne County Air Quality Management Division (the "Division") entered into a consent order resolving certain notices of violation ("NOVs") and issues involving the BOF electrostatic precipitator and the blast furnace flare stack. The settlement agreement includes performance of a supplemental environmental project ("SEP") for the installation of a waste oxide dryer. The dryer was installed in January 1999 and intended to secure significant additional environmental and public health improvements. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term.

       In 1999, the Company and the Division executed a consent order resolving certain NOVs for events which occurred in 1997 and 1998. The consent order required the Company to pay $140,000 and undertake an SEP for design improvements to the BOF off-gas conditioning system.

       In 1997, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. The Company discovered the error through an environmental self-audit. Disclosure was made under a Michigan statute that provides immunity from state enforcement for environmental violations discovered through self-audits if they are voluntarily and promptly reported and corrected. The Company has formally requested immunity under the law. A permit application for the operational change has been submitted to both the Division and the MDEQ and is presently in the public comment process.

       In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the "City") of the City's intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. The City has also made damage claims against the Company on behalf of approximately 50 residents who claimed to have incurred property damage as a result of dust fallout. In 1998, a separate class action lawsuit was filed against the Company on behalf of residents allegedly injured by dust. In late 1999, discussions among Rouge Steel and the class action plaintiffs resulted in a tentative settlement agreement. In early 2000, the Company agreed to a final judgement and consented to pay $1.5 million for distribution to plaintiff class members and their attorneys. The final judgement also formalizes the Company's obligation to undertake specified abatement measures, some of which had already been initiated at the time of the tentative settlement. In addition, two separate actions have been initiated for alleged property damage from dust fallout. The Company intends to vigorously defend the property damage claims. Rouge Steel does not believe that these matters will have a materially adverse effect on its results of operations or financial position.

       In September 1998, U.S. EPA Region 5 commenced a multimedia investigation of Rouge Steel's facility. The Company furnished information to the U.S. EPA in response to a request for information issued by the agency pursuant to Section 114(a) of the Clean Air Act. The Company also furnished information in accordance with Section 3007 of RCRA. The Company has since been notified that certain compliance issues arising from the investigation have been referred to the United States Department of Justice for enforcement action. If this matter proceeds, the Company believes it may include claimed monetary sanctions in excess of $500,000. The Company does not believe that the enforcement action will have a materially adverse effect on its results of operations or financial position.

       Rouge Steel has received a series of NOVs from the Division for incidents occurring in August and September 1998 and September 1999. The NOVs allege violations of the Division's air rules and characterize the facility's emission fallout as a nuisance condition. Rouge Steel has denied the allegations contained in the NOVs. The preliminary nature of the NOVs and Rouge Steel's response make it difficult to predict the outcome or its impact on the Company's results of operations or financial position.

       Rouge Steel and the former owner of the Rouge Steel facility have voluntarily approached the MDEQ with a joint proposal to conduct a phased cleanup of their solid waste management units ("SWMUs") at the Rouge Complex under the RCRA corrective action program. In connection with this proposal, the companies have voluntarily submitted a work plan for demolition and remediation of the coke plant. The MDEQ is considering the proposal. The former owner of the Rouge Steel facility has agreed to pay for most of the coke plant remediation project. Therefore, this work is not expected to have a materially adverse effect on Rouge Steel's results of operations or financial position. Further investigation is needed to develop a reasonably accurate estimate of the potential costs of remediating the remaining Rouge Steel SWMUs. The cost of the necessary investigation is estimated to be in the range of $150,000 to $200,000. In the absence of the additional facility-specific information that will be developed by this investigation, the potential costs to clean up the remaining Rouge Steel SWMUs cannot be estimated at this time. The Company has no information to suggest that the cost of remediating the remaining SWMUs would have a materially adverse effect on its results of operations or financial position. The companies have proposed to complete the remediation of the SWMUs before 2005.

        On February 1, 1999, there was a catastrophic explosion and fire at the Powerhouse that effectively disabled the Powerhouse's capability to produce steam and electricity for the Rouge Complex. The emergency situation required the immediate installation of temporary steam boilers and electricity generating equipment before permits could be obtained to prevent major damage to plant equipment. Soon after the explosion, the Company approached the State and County environmental agencies to request an emergency variance from the permitting requirements. When the agencies refused to consider a variance, the Company voluntarily proposed a settlement agreement to address any potential liability associated with the emergency installation of this equipment. After lengthy discussions regarding the settlement proposal, neither the State nor the County has indicated any intent to take enforcement action or demand penalties in this matter. However, the Company has not received formal notice that no action will be taken, and it can provide no assurance in this regard.

       On August 4, 1999, the Company voluntarily disclosed to the Division that when briquettes from the Company's waste oxide reclamation facility are added to hot metal at the BOF, the Company has experienced particulate emission control problems. The Company has developed a plan to re-engineer the BOF baghouse to address the problem. In the interim, the Company voluntarily suspended use of the waste oxide pellets in the reladling process late in 1999. It is expected that the BOF baghouse modifications will be completed in the second quarter of 2000.

YEAR - 2000 CHANGEOVER

       The Company completed its Year-2000 assessment and remediation program, which was initiated in 1998 to modify or replace significant portions of the Company's hardware and software so that systems would properly interpret dates beyond January 1, 2000. Prior to December 31, 1999, all critical internal manufacturing business systems were either replaced or remediated, tested and in operation, and live Year-2000 production or simulation tests were successfully conducted on all manufacturing facilities.

       Rouge Steel suppliers identified by Purchasing and Operations as being critical were asked to provide details regarding their contingency plans. Meetings also were conducted with the Company's most critical steel processors, all of whom indicated that they would be Year-2000 ready. The Company also met with and received assurances from its critical infrastructure providers for electricity, natural gas and oxygen that they would-be Year-2000 ready.

       Capital expenditures of approximately $7 million were incurred to replace or significantly upgrade existing hardware and software with new equipment. The Company also incurred approximately $4 million of additional expense to remediate existing computer systems and manufacturing equipment that were not Year-2000 ready. These expenditures were consistent with estimates provided in earlier disclosures.

       Rouge Steel's Year-2000 rollover plan was to have in operation as few facilities as practicable during the Year-2000 rollover period. As a result, most operations were temporarily idled prior to midnight. Because of the smooth rollover, manufacturing operations were resumed shortly after midnight on January 1, 2000. Supplies from the critical infrastructure providers of electricity, natural gas and oxygen, as well as all other material flow from other key suppliers during the transition period, were uninterrupted. Although contingency plans had been established to address unforeseen operational or supply problems, they were never invoked.

       In summary, Rouge Steel's transition into the year 2000 has, to date, been considered uneventful and successful and did not result in any noteworthy events with respect to the Company or its suppliers. However, the potential for future disruptions resulting from Year-2000 issues exists. Accordingly, the Company will continue to monitor its operations and maintain appropriate contingency plans.

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

       As permitted by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company's actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate,
(ii) the supply of and demand for steel products in the Company's markets, (iii) pricing of steel products in the Company's markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company's operations,
(vi) uncertainty related to the Powerhouse explosion and the Company's ability to resolve the insurance claim, and (vii) higher than expected operating costs.

RECENT EVENTS

       BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel's BOF which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. The Company estimates that it lost approximately 50,000 tons of slab production, but purchased slabs allowed the Company to continue to fill customer orders. While management is still evaluating the full impact, the BOF incident is currently expected to result in a total loss in the range of $8 million to $12 million. All amounts in excess of the $2.5 million deductible are expected to be covered under the Company's insurance program. The estimate of the total loss will change as additional information becomes available with respect to actual costs incurred and as the insurers perform their review of claim information submitted by the Company. Considerable uncertainty still exists with respect to the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.

       The DECS. On March 1, 2000, pursuant to the terms of Worthington's 7 1/4% Exchangeable Notes due March 1, 2000, Worthington delivered 5,999,600 shares of the Company's Class A Common Stock (after converting its 422,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock) to the holders of the DECS. The amount delivered represented Worthington's entire equity position in the Company. The Company did not receive any of the proceeds from the sale of the DECS or delivery thereunder of the shares of Class A Common Stock.

Item 8.        Financial Statements and Supplementary Data.

      The following information is submitted pursuant to the requirements of
Item 8:

                                                                                                         Page
                                                                                                         ----
Report of Independent Accountants.......................................................................  33

 Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................  34

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997......................................................................  36

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997......................................................................  37

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997......................................................................  38

Notes to Consolidated Financial Statements..............................................................  39

Schedule II - Valuation and Qualifying Accounts and Reserves............................................  53

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Rouge Industries, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Detroit, Michigan
February 2, 2000, except as to
  Note 12 which is as of March 1, 2000

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


Assets


                                                                        December 31
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
Current Assets

   Cash and Cash Equivalents                                      $   1,861    $   2,418
   Accounts Receivable
     Trade and Other (Net of Allowances of $15,997 and $17,937)     135,588      130,624
     Insurance Recovery                                              43,085         --
     Affiliates                                                       2,643        5,644
   Inventories                                                      269,808      275,811
   Other Current Assets                                              27,530        7,075
                                                                  ---------    ---------
     Total Current Assets                                           480,515      421,572
                                                                  ---------    ---------

Property, Plant, and Equipment

   Land                                                                 360          366
   Buildings and Improvements                                        23,000       23,018
   Machinery and Equipment                                          363,406      289,058
   Construction in Progress                                          13,145        4,525
                                                                  ---------    ---------
     Subtotal                                                       399,911      316,967
   Less:  Accumulated Depreciation                                 (121,301)     (58,846)
                                                                  ---------    ---------
     Net Property, Plant, and Equipment                             278,610      258,121
                                                                  ---------    ---------

Investment in Unconsolidated Subsidiaries                            71,258       64,646
                                                                  ---------    ---------

Deferred Charges and Other                                           37,223       24,548
                                                                  ---------    ---------

     Total Assets                                                 $ 867,606    $ 768,887
                                                                  =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

Liabilities and Stockholders' Equity



                                                                                                    December 31
                                                                                           ------------------------------
                                                                                             1999                  1998
                                                                                           --------              --------

Current Liabilities
   Accounts Payable
     Trade                                                                                 $191,737              $153,115
     Affiliates                                                                               9,890                13,776
   Deferred Insurance Recovery                                                               24,671                     -
   Current Portion of Long-Term Debt                                                          4,800                     -
   Accrued Vacation Pay                                                                      10,484                10,737
   Taxes Other than Income                                                                    4,506                 6,131
   Other Accrued Liabilities                                                                 36,129                25,394
                                                                                           --------              --------
     Total Current Liabilities                                                              282,217               209,153
                                                                                           --------              --------

Long-Term Debt                                                                              100,000                29,000
                                                                                           --------              --------

Other Postretirement Benefits                                                                63,936                54,301
                                                                                           --------              --------

Other Liabilities                                                                            11,678                11,327
                                                                                           --------              --------

Excess of Net Assets Acquired Over Cost                                                           -                 5,484
                                                                                           --------              --------

Commitments and Contingencies (Notes 10 and 11)

Stockholders' Equity
   Common Stock
     Class A, 80,000,000 shares authorized with 14,570,511 and 14,521,538 issued and outstanding as of December 31, 1999
       and 1998, respectively                                                                   146                   145
     Class B, 8,690,400 shares authorized with 7,562,400
       issued and outstanding                                                                    76                    76
   Capital in Excess of Par Value                                                           129,943               129,458
   Retained Earnings                                                                        282,409               332,876
   Accumulated Other Comprehensive Income (Loss)                                             (2,799)               (2,933)
                                                                                           --------              --------
     Total Stockholders' Equity                                                             409,775               459,622
                                                                                           --------              --------
     Total Liabilities and Stockholders' Equity                                            $867,606              $768,887
                                                                                           ========              ========




The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands except share and per share amounts)


                                                                                             Years Ended December 31
                                                                                 -------------------------------------------------
                                                                                    1999                 1998              1997
                                                                                 -----------          ----------        ----------
Sales
   Unaffiliated Customers                                                        $   922,208          $1,050,144        $1,158,218
   Affiliates                                                                         45,434             113,045           183,342
                                                                                 -----------          ----------        ----------
      Total Sales                                                                    967,642           1,163,189         1,341,560
                                                                                 -----------          ----------        ----------

Costs and Expenses
   Costs of Goods Sold                                                             1,137,151           1,090,032         1,278,351
   Depreciation and Amortization                                                      63,267              19,993            15,563
   Selling and Administrative Expenses                                                26,772              23,875            21,760
   Amortization of Excess of Net Assets Acquired Over Cost                            (5,484)             (5,796)           (5,796)
                                                                                 -----------          ----------        ----------
      Total Costs and Expenses                                                     1,221,706           1,128,104         1,309,878
                                                                                 -----------          ----------        ----------

Operating Income (Loss)                                                             (254,064)             35,085            31,682

Interest Income                                                                          750               1,473             1,418
Interest Expense                                                                      (2,843)               (775)             (630)
Insurance Recovery                                                                   177,414                   -                 -
Other - Net                                                                           (1,214)             (2,722)           (1,244)
                                                                                 -----------          ----------        ----------
Income (Loss) Before Income Taxes
   and Equity in Unconsolidated Subsidiaries                                         (79,957)             33,061            31,226
Income Tax (Provision) Benefit                                                        30,494              (8,705)           (8,094)
                                                                                 -----------          ----------        ----------
Income (Loss) Before Equity in Unconsolidated Subsidiaries                           (49,463)             24,356            23,132
Equity in Unconsolidated Subsidiaries                                                  1,652                (964)             (718)
                                                                                 -----------          ----------        ----------

Net Income (Loss)                                                                $   (47,811)         $   23,392        $   22,414
                                                                                 ===========          ==========        ==========

Net Income (Loss) Per Share - Basic and Diluted                                  $     (2.16)         $     1.06        $     1.02
                                                                                 ===========          ==========        ==========

Weighted-Average Shares Outstanding                                               22,121,701          22,025,430        21,938,743
                                                                                 ===========          ==========        ==========







The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (amounts in thousands)



                                                                                     Years Ended December 31
                                                                         ----------------------------------------------
                                                                           1999               1998              1997
                                                                         ---------          ---------         ---------
Class A and Class B Common Stock
   Beginning Balance                                                     $     221          $     220         $     219
   Common Stock Issued for Benefit Plans                                         1                  1                 1
                                                                         ---------          ---------         ---------
      Ending Balance                                                           222                221               220
                                                                         ---------          ---------         ---------

Capital in Excess of Par Value
   Beginning Balance                                                       129,458            128,517           127,096
   Common Stock Issued for Benefit Plans                                       410                932             1,405
   Common Stock Issued for ODEP                                                 55                  9                16
   Exercise of Stock Options                                                    20                  -                 -
                                                                         ---------          ---------         ---------
      Ending Balance                                                       129,943            129,458           128,517
                                                                         ---------          ---------         ---------

Retained Earnings
   Beginning Balance                                                       332,876            312,130           292,349
   Net Income (Loss)                                                       (47,811)            23,392            22,414
   Cash Dividends Declared                                                  (2,656)            (2,646)           (2,633)
                                                                         ---------          ---------         ---------
      Ending Balance                                                       282,409            332,876           312,130
                                                                         ---------          ---------         ---------

Accumulated Other Comprehensive Income (Loss)
   Beginning Balance                                                        (2,933)            (2,246)           (2,399)
   Additional Minimum Pension Liability Adjustment                             134               (687)              153
                                                                         ---------          ---------         ---------
      Ending Balance                                                        (2,799)            (2,933)           (2,246)
                                                                         ---------          ---------         ---------

Total Stockholders' Equity                                               $ 409,775          $ 459,622         $ 438,621
                                                                         =========          =========         =========

Comprehensive Income (Loss)
   Net Income (Loss)                                                     $ (47,811)         $  23,392         $  22,414
   Additional Minimum Pension Liability Adjustment                             134               (687)              153
                                                                         ---------          ---------         ---------
      Comprehensive Income (Loss)                                        $ (47,677)         $  22,705         $  22,567
                                                                         =========          =========         =========






The accompanying notes are an integral part of the consolidated financial statements.

                             ROUGE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                                                Years Ended December 31
                                                                                   ----------------------------------------------
                                                                                       1999              1998              1997
                                                                                   -----------       -----------        ---------
Cash Flows From Operating Activities
   Net Income (Loss)                                                               $   (47,811)      $    23,392        $  22,414
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     (Used for) Provided by Operating Activities:
       Deferred Taxes                                                                  (31,434)            3,193            9,540
       Depreciation and Amortization                                                    63,267            19,993           15,563
       Equity in Unconsolidated Subsidiaries                                            (1,652)              964              718
       Amortization of Excess of Net Assets Acquired Over Cost                          (5,484)           (5,796)          (5,796)
       Common Stock Issued for Benefit Plans                                               466               942            1,422
       Changes in Assets and Liabilities:
         Accounts Receivable                                                           (48,048)          (17,465)          (3,878)
         Inventories                                                                     4,723           (25,108)          21,164
         Prepaid Expenses                                                                3,696              (288)             (47)
         Accounts Payable and Accrued Liabilities                                       31,254            20,479           24,171
         Deferred Insurance Recovery                                                    24,671                 -                -
         Other - Net                                                                     2,629                 -              117
       Proceeds from Property Tax Settlement                                                 -                 -            5,000
                                                                                   -----------       -----------        ---------
            Net Cash (Used for) Provided by Operating Activities                        (3,723)           20,306           90,388
                                                                                   -----------       -----------        ---------

   Cash Flows From Investing Activities
     Capital Expenditures                                                              (64,700)          (21,226)         (82,359)
     Purchase of Marketable Securities                                                       -                 -           (6,310)
     Sale of Marketable Securities                                                           -                 -            8,349
     Investment in Unconsolidated Subsidiaries                                          (5,298)          (17,959)         (37,538)
     Other - Net                                                                             -               273             (142)
                                                                                   -----------       -----------        ---------
            Net Cash Used for Investing Activities                                     (69,998)          (38,912)        (118,000)
                                                                                   -----------       -----------        ---------

   Cash Flows From Financing Activities
     Drawdowns on Revolving Line                                                       453,200           271,700          121,800
     Principal Payments on Revolving Line                                             (377,400)         (260,600)        (103,900)
     Cash Dividend Payments                                                             (2,656)           (2,646)          (2,632)
     Exercise of Stock Options                                                              20                 -                -
                                                                                   -----------       -----------        ---------
            Net Cash Provided by Financing Activities                                   73,164             8,454           15,268
                                                                                   -----------       -----------        ---------

   Net Decrease in Cash and Cash Equivalents                                              (557)          (10,152)         (12,344)

   Cash and Cash Equivalents - Beginning of Year                                         2,418            12,570           24,914
                                                                                   -----------       -----------        ---------

   Cash and Cash Equivalents - End of Year                                         $     1,861       $     2,418        $  12,570
                                                                                   ===========       ===========        =========






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

Segment Information

Rouge Industries has one operating segment that comprises its flat rolled steel products. The Company's business is conducted entirely in the United States. Significant customers are discussed elsewhere in this Note.

Internal Use Software

In 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires, in certain cases, capitalization of software costs that previously would have been expensed as incurred. Software costs capitalized were $1,864,000 and $4,669,000 in 1999 and 1998, respectively. These capitalized software costs will be amortized over the lesser of 60 months or the useful life of the software.

Financial Instruments

The carrying amount of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 1999 and 1998. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company's investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company's customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 1999.

Significant Customers

The Company's significant customers are Ford Motor Company ("Ford") and DaimlerChrysler AG ("DaimlerChrysler"). Sales to Ford, which are primarily made pursuant to a ten-year steel purchase agreement, totaled $381,546,000 in 1999, $429,230,000 in 1998 and $434,898,000 in 1997. The steel purchase agreement expires after model-year 2000.

Sales to DaimlerChrysler totaled $96,667,000 in 1999, $120,061,000 in 1998 and $116,013,000 in 1997.

Sales to Worthington Industries, Inc. ("Worthington") totaled $157,307,000 in 1997. In 1998 and 1999 sales to Worthington were less than 10 percent of total sales.

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

As a result of the Powerhouse explosion (see Note 11), during 1999 the Company installed temporary facilities to provide steam and electrical distribution. The cost of these assets was approximately $65,100,000, which is being amortized over their expected useful lives of thirteen to sixteen months.

The excess of net assets acquired over cost, relating to the acquisition of the Company from Ford in 1989 (the "Acquisition"), has been amortized on a straight-line basis over a ten-year period.

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

NOTE 2 - MARKETABLE SECURITIES

As of December 31, 1999 and 1998, marketable securities classified as cash equivalents were $439,000 and $313,000, respectively. The Company's investments in marketable securities are comprised entirely of money market funds.

NOTE 3 - INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

                                                                                 December 31
                                                                        -------------------------------
                                                                          1999                   1998
                                                                        --------               --------
Production
   Raw Materials                                                        $ 79,434               $ 83,422
   Semifinished and Finished Steel Products                              182,517                175,831
                                                                        --------               --------
     Total Production at FIFO                                            261,951                259,253
   LIFO Reserves                                                          (9,214)                (4,651)
                                                                        --------               --------
     Total Production at LIFO                                            252,737                254,602
Nonproduction and Sundry                                                  17,071                 21,209
                                                                        --------               --------
     Total Inventories                                                  $269,808               $275,811
                                                                        ========               ========

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 1999, the Company's investments in unconsolidated subsidiaries consist of a 50 percent interest in Double Eagle Steel Coating Company ("Double Eagle"), a 45 percent interest in Eveleth Mines LLC ("EVTAC"), a 20 percent interest in Shiloh of Michigan, L.L.C. ("Shiloh of Michigan"), a 48 percent interest in Spartan Steel Coating, L.L.C. ("Spartan Steel"), an 11.1 percent interest in TWB Company,

L.L.C. ("TWB"), a 40 percent interest in Bing Blanking, L.L.C. ("Bing Blanking") and a 49 percent interest in Delaco Processing, L.L.C. ("Delaco Steel Processing"). All of the Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

Double Eagle is an electrogalvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. Rouge Industries' proportionate share of Double Eagle's production costs of $39,609,000, $40,432,000 and $39,459,000 for 1999, 1998 and 1997, respectively, is included in the Company's costs and expenses and inventory. The Company is committed to pay 50 percent of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company's products. At December 31, 1999, the Company's share of the underlying net assets of Double Eagle exceeded its investment by $33,234,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the acquisition of the Company from Ford and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries' share of Double Eagle's costs over the remaining lives of the property.

Eveleth became a wholly-owned subsidiary of the Company in 1996 and, in exchange for a 45 percent ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. At December 31, 1999, the Company's share of the underlying net assets of EVTAC exceeded its investment by $8,234,000. This excess is being amortized over the estimated remaining useful lives of the contributed assets.

Shiloh of Michigan produces engineered steel blanks, TWB produces laser welded blanks, Spartan Steel is a cold rolled hot dip galvanizing facility, Bing Blanking is a producer of first operation blanks and roll formed parts, and Delaco Steel Processing is a steel processor and warehouser. Spartan Steel, Bing Blanking and Delaco Steel Processing all began operation in 1998.

The table below sets forth summarized financial information for Rouge Industries' unconsolidated subsidiaries (dollars in thousands):

                                                                              December 31
                                                                     ----------------------------
                                                                       1999                1998
                                                                     --------            --------

Current Assets                                                       $103,415            $ 97,468
Noncurrent Assets                                                     341,529             360,312
Current Liabilities                                                    80,285              91,756
Noncurrent Liabilities                                                110,513             119,155

                                                                                 Year Ended December 31
                                                                     -----------------------------------------------
                                                                       1999                1998               1997
                                                                     --------            --------           --------

Net Sales                                                            $327,760            $258,779           $193,463
Gross Profit                                                           34,108              18,422              2,960
Net Income (Loss)                                                      15,546              (1,594)            (6,358)

NOTE 5 - DEBT

The Company had borrowings of $104,800,000 outstanding as of December 31, 1999 and $29,000,000 outstanding as of December 31, 1998.

Rouge Steel has a $125,000,000, unsecured revolving loan commitment under a credit agreement (the "Credit Agreement"). On June 30, 2000, $25,000,000 of the commitments of the banks under the Credit Agreement will expire with the remaining $100,000,000 expiring on December 16, 2002. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is the guarantor. Interest is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.50% to 0.80%, depending on the Company's debt to capitalization ratio at the time of borrowing. The interest rate option is chosen by Rouge Steel at the time of each borrowing and is thereafter changeable under certain specified conditions. The facility bears a fixed annual fee of $20,000 and a fee on the entire amount of the facility which can vary from 0.125% to 0.2%, depending on the Company's debt to capitalization ratio at the time. The Credit Agreement contains certain financial covenants, with which the Company was in compliance on December 31, 1999. Additionally, during the second quarter of 1999, the Company obtained uncommitted credit facilities from two banks for $25,000,000 each. Both of the uncommitted facilities expire in the second quarter of 2000.

Cash paid for interest was $2,550,000 in 1999, $926,000 in 1998 and $462,000 in
1997.

NOTE 6 - PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table presents benefit obligation, asset value, funded status, cash flow and weighted average assumptions for Rouge Steel's pension and postretirement benefit plans (dollars in thousands):

                                                             Pension Plans                        Postretirement Benefit Plans
                                                  --------------------------------------     -------------------------------------
                                                       1999         1998        1997             1999         1998        1997
                                                       ----         ----        ----             ----         ----        ----
Change in Benefit Obligation
Benefit Obligation at Beginning of Year           $ 130,763      $ 109,087     $  91,957     $  67,879     $  54,530     $  47,189
   Service Cost                                       7,993          8,116         8,047         4,490         3,649         3,287
   Interest Cost                                      9,280          8,425         7,531         4,878         4,211         3,781
   Participants' Contributions                          337            337           305            --            --            --
   Plan Amendments                                       --             --         1,557            --            --            --
   Actuarial (Gain) Loss                             (4,034)         6,821           739        (8,320)        5,727           453
   Total Benefit Payments                            (2,893)        (2,023)       (1,049)         (333)         (238)         (180)
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     Benefit Obligation at End of Year            $ 141,446      $ 130,763     $ 109,087     $  68,594     $  67,879     $  54,530
                                                  ---------      ---------     ---------     ---------     ---------     ---------

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year    $ 128,055      $ 121,360     $  87,729     $      --     $      --     $      --
   Actual Return on Plan Assets                      20,554          6,550        23,111            --            --            --
   Employer Contributions                               187          2,124        11,264           333           238           180
   Participants' Contributions                          337            337           305            --            --            --
   Total Benefit Payments                            (2,893)        (2,023)       (1,049)         (333)         (238)         (180)
   Other                                                 13           (293)           --            --            --            --
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     Fair Value of Plan Assets at End of Year     $ 146,253      $ 128,055     $ 121,360     $      --     $      --     $      --
                                                  ---------      ---------     ---------     ---------     ---------     ---------

Funded Status                                     $   4,807      $  (2,708)    $  12,273     $ (68,594)      (67,879)      (54,530)
Unrecognized Actuarial (Gain) Loss                  (14,427)          (967)      (12,760)        4,380        13,273         7,743
Unrecognized Prior Service Cost                       7,492          8,600         9,707           190           237           284
Adjustment to Book Value                                 --             --            --            88            68            49
Adjustment for Sept. 30th Measurement Date               81             --           (96)           --            --            --
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     Net Amount Recognized                        $  (2,047)     $   4,925     $   9,124     $ (63,936)    $ (54,301)    $ (46,454)
                                                  ---------      ---------     ---------     ---------     ---------     ---------

Amount Recognized in the Consolidated
 Balance Sheets Consists of
   Prepaid Benefit Cost                           $   3,945      $   6,837     $   9,498     $      --     $      --     $      --
   Accrued Benefit Liability                         (5,992)        (1,912)         (374)      (63,936)      (54,301)      (46,454)
   Additional Minimum Liability                      (5,286)        (5,878)       (3,462)           --            --            --
   Intangible Asset                                     980          1,366         1,216            --            --            --
   Accumulated Other Comprehensive Income             4,306          4,512         2,246            --            --            --
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     Net Amount Recognized                        $  (2,047)     $   4,925     $   9,124     $ (63,936)      (54,301)      (46,454)
                                                  ---------      ---------     ---------     ---------     ---------     ---------

Weighted-Average Assumptions
 Discount Rate                                         7.50%          6.75%         7.25%         7.50%         6.75%         7.25%
 Expected Return on Plan Assets                        9.00           9.00          9.00           N/A           N/A           N/A
 Rate of Compensation Increase - Salaried              3.70           3.70          3.70          3.70          3.70          3.70
 Rate of Compensation Increase - Hourly                 N/A            N/A           N/A          3.00          3.00          3.00

For measurement purposes, an assumed health care trend rate of 6.0% was used for the postretirement benefit obligation in 1997, 1998 and 1999. A measurement date of September 30 was used for the pension plans. A measurement date of December 31 was used for the postretirement benefit plans.

The following schedule sets forth the components of net periodic benefit cost (dollars in thousands):

                                                        Pension Plans                        Postretirement Benefit Plans
                                              -----------------------------------        -----------------------------------
                                                 1999         1998        1997              1999         1998        1997
                                                 ----         ----        ----              ----         ----        ----
Components of Net Periodic Benefit Cost
  Service Cost                                $  7,993     $  8,116     $  8,077         $  4,490     $  3,649    $  3,287
  Interest Cost                                  9,280        8,425        7,565            4,878        4,211       3,781
  Expected Return on Plan Assets               (11,411)     (10,833)      (8,358)              --           --          --
  Amortization of Prior Service Cost             1,108        1,108        1,140               47           47          47
  Recognized Actuarial (Gain) Loss                 271         (397)         131              573          197         382
                                              --------     --------     --------         --------     --------    --------
    Net Periodic Benefit Cost                 $  7,241     $  6,419     $  8,555         $  9,988     $  8,104    $  7,497
                                              ========     ========     ========         ========     ========    ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are set forth below (dollars in thousands):


                                                          December 31
                                                -------------------------------
                                                 1999         1998        1997
                                                 ----         ----        ----
Projected Benefit Obligation                   $20,002      $18,577     $15,486
Accumulated Benefit Obligation                  19,759       18,317      15,271
Fair Value of Plan Assets                       14,529       12,939      12,262

Rouge Steel Company has two nonpension postretirement benefit plans. One plan is noncontributory. The health care provision of the other plan has a contribution requirement for eligible participants hired after November 1, 1988. The life insurance provision of this plan is noncontributory.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended and as of December 31, 1999 (dollars in thousands):

                                                                     One Percentage     One Percentage
                                                                     Point Increase     Point Decrease
                                                                     --------------     --------------
Effect on Total of Service and Interest Cost Components                  $  2,324         $  (1,756)
Effect on Postretirement Benefit Obligation                                14,526           (11,166)


NOTE 7 - INCOME TAXES

Rouge Industries' income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently subject to state or foreign income taxes, consists of the following components (dollars in thousands):


                                                                                  Year Ended December 31
                                                                  -----------------------------------------------------
                                                                    1999                   1998                 1997
                                                                    ----                   ----                 ----
Current                                                           $   (940)              $ (3,275)            $  1,446
Deferred                                                            31,434                 (5,430)              (9,540)
                                                                  --------               --------             --------
     Total (Provision) Benefit                                    $ 30,494               $ (8,705)            $ (8,094)
                                                                  ========               ========             ========

The Company's income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The tax provision associated with the income of unconsolidated subsidiaries was $783,000 in 1999, which is comprised of a current provision of $847,000 and a deferred benefit of $64,000. The income tax benefit associated with the loss of unconsolidated subsidiaries was $655,000 in 1998, which was comprised of a current provision of $2,000 and a deferred benefit of $657,000. The income tax benefit associated with the loss of unconsolidated subsidiaries was $385,000 in 1997 which was comprised of a current provision of $513,000 and a deferred benefit of $898,000.

The Accumulated Other Comprehensive Income (Loss) of $4,306,000 and $4,512,000 for 1999 and 1998, respectively, are shown net of the deferred tax impact of $1,507,000 and $1,579,000.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):

                                                                                  Year Ended December 31
                                                               -----------------------------------------------------------
                                                                    1999                   1998                  1997
                                                                    ----                   ----                  ----
Pre-Tax Income (Loss)                                             $(79,957)             $  33,061              $ 31,226
                                                                  ========              =========              ========

Computed (Provision) Benefit                                      $ 27,985              $ (11,571)             $(10,929)
Source of Difference:
   Amortization of Negative Goodwill                                 1,919                  2,029                 2,029
   Change in Valuation Allowance                                       700                  1,106                   774
   Other                                                              (110)                  (269)                   32
                                                                  --------              ---------              --------
      Total (Provision) Benefit                                   $ 30,494              $  (8,705)             $ (8,094)
                                                                  ========              =========              ========

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

                                                                            December 31
                                                                 ---------------------------------
                                                                     1999                 1998
                                                                     ----                 ----
              ASSETS
Basis of Consolidated Subsidiary                                 $    7,254           $    7,033
Postretirement and Other Benefits                                    30,604               24,661
Other                                                                 9,516                9,991
Operating Loss and Alternative
     Minimum Tax Credit Carryforwards                                76,758               30,065
                                                                 ----------           ----------
Gross Deferred Tax Assets                                           124,132               71,750
Valuation Allowance                                                 (10,015)             (10,715)
                                                                 ----------           ----------
Gross Deferred Tax Assets
     After Valuation Allowance                                      114,117               61,035
                                                                 ----------           ----------

              LIABILITIES
Property, Plant, and Equipment                                      (48,845)             (36,637)
Inventories                                                         (11,696)             (11,495)
Insurance Adjustment                                                 (9,245)                   -
Other                                                                   (33)                 (33)
                                                                 ----------           ----------
Gross Deferred Tax Liabilities                                      (69,819)             (48,165)
                                                                 ----------           ----------
     Total Net Deferred Tax Assets                               $   44,298           $   12,870
                                                                 ==========           ==========

Unused regular tax loss carryforwards were approximately $137,917,000 at December 31, 1999. Alternative minimum tax credit carryforwards amounted to $28,487,000 at December 31, 1999 and December 31, 1998. The alternative minimum tax credit may be carried forward indefinitely.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company previously recorded a partial valuation allowance on certain deferred tax assets. The reduction of the valuation allowance was primarily the result of the utilization of basis differences in fixed assets. Current deferred tax assets of $21,219,000 and $45,000 in 1999 and 1998, respectively, are recorded in Other Current Assets. The remaining deferred tax assets are included in Deferred Charges and Other.

The Company received a cash refund of $2,379,000 in 1999. Net cash paid for income taxes was $6,557,000 in 1998. A net cash refund of $2,704,000 was received in 1997.

NOTE 8 - COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01.  Each Class B share has 2.5 votes.

The Company has an outside director equity plan (the "ODEP"), a 1994 stock incentive plan and a 1998 stock incentive plan (the 1994 stock incentive plan and the 1998 stock incentive plan together the "SIP"). The ODEP and the SIP provide for stock option grants to the Company's directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,000,000 shares of common stock. Of this amount, options are outstanding for 505,725 shares at December 31, 1999. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have resulted in the pro forma amounts indicated below:

                                                                                   Year Ended December 31
                                                                        ----------------------------------------------
                                                                          1999               1998               1997
                                                                          ----               ----               ----
Net Income (Loss) (dollars in thousands)            As Reported         $ (47,811)         $23,392            $22,414
                                                    Pro Forma             (48,010)          22,880             21,523

Net Income (Loss) Per Share                         As Reported         $   (2.16)         $  1.06            $  1.02
                                                    Pro Forma               (2.17)            1.04               0.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997:

                                                   1999                       1998                       1997
                                                   ----                       ----                       ----
Dividend Yield                                     1.37%                      0.99%                      0.57%
Risk-Free Interest Rate                            4.74                       5.77                       6.35
Expected Volatility                               41.16                      36.40                      33.26
Expected Life                                   7 years                    7 years                    7 years

A summary of the status of the Company's stock-based compensation plans as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:


                                                     1999                          1998                        1997
                                           ------------------------      -----------------------     ------------------------
                                                         Weighted-                    Weighted-                    Weighted-
                                                          Average                      Average                      Average
                                             Shares        Price           Shares       Price           Shares       Price
                                             ------        -----           ------       -----           ------       -----
Outstanding at January 1                     383,950      $21.09           297,250     $24.29           207,325     $26.04
Granted                                      187,700        8.79           109,300      12.16           105,800      20.92
Forfeited                                    (63,625)      17.87           (22,600)     20.00           (15,875)     24.69
Exercised                                     (2,300)       8.75                 -        N/A                 -        N/A
                                             -------                       -------                      -------
Outstanding at December 31                   505,725      $16.98           383,950     $21.09           297,250     $24.29
                                             =======      ======           =======     ======           =======     ======

Options Exercisable at Year-End              399,244      $18.98           309,425     $22.58           222,175     $25.11
Weighted-Average Fair Value of
     Options Granted During the Year                      $ 3.86                       $ 5.41                       $ 9.57

The following table presents summarized information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                                 Options Exercisable
                     ----------------------------------------------------------      ---------------------------------
                          Number           Weighted-Average         Weighted-             Number           Weighted-
Range of              Outstanding at           Remaining             Average          Exercisable at        Average
Exercise Prices      December 31, 1999     Contractual Life      Exercise Price      December 31, 1999  Exercise Price
---------------      -----------------     ----------------      --------------      -----------------  --------------
$8.75 - 11.44             168,050                9 Years             $  8.80               84,025         $  8.80
$12.13 to 15.13            91,325                8                     12.22               68,869           12.23
$21.00 to 23.00            88,250                6.9                   21.11               88,250           21.11
$23.01 to 24.00            84,100                6                     23.72               84,100           23.72
$28.88                     74,000                5                     28.88               74,000           28.88

NOTE 9 - EARNINGS PER SHARE

The calculation of diluted net income per share for the years ended December 31, 1999, 1998 and 1997 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were adjusted for the effect of 0, 0 and 37 shares of dilutive securities which were outstanding as of December 31, 1999, 1998 and 1997, respectively.

The dilutive securities represent stock options which were granted to members of management or the board of directors which had exercise prices lower than the average market price of the Company's Class A Common Stock. Options to purchase 505,725 shares at $8.75 to $28.88 per share in 1999, 383,950 shares at $12.13 to
$28.88 per share in 1998 and 295,750 shares at $21.00 to $28.88 per share in 1997 were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the Company's Class A Common Stock. These options will expire between 2005 and 2009.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, heavy equipment repair, construction and transportation from Ford. In addition, the Company leases certain land, office space and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $7,182,000 in 1999, $9,464,000 in 1998 and $18,469,000 in 1997. The Company has assumed some of the services which had previously been provided by Ford resulting in the decline in payments to Ford.

The Company also jointly owns a powerhouse facility (the "Powerhouse") with Ford, under a renewable ten-year agreement, which expired on December 31, 1999 but was extended until March 31, 2000 and will be extended thereafter on a rolling 30-day basis unless terminated by either party upon 30 days notice. On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. See Note 11 for a more detailed discussion of the Powerhouse explosion. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60 percent by the Company and 40 percent by Ford, with each party receiving a portion of the power generated. The costs of operating the facility are allocated between the Company and Ford based on the consumption of utilities. The Company's share of the costs of this facility was approximately $7,118,000 in 1999, $76,185,000 in 1998 and $78,499,000 in 1997. The cost in 1999 represents utility costs allocated to Rouge Steel for the one month preceding the Powerhouse explosion. The Company has signed an agreement for long-term energy services with CMS Energy Corporation which has commenced to build and will operate a co-generation power plant. It is expected that the new facility will begin generating electricity in mid-2000.

In connection with its operation of the Powerhouse, Ford purchased a portion of the gas produced by the Company's blast furnaces for use at the Powerhouse based on a negotiated formula. Ford purchased $2,040,000, $27,046,000 and $26,497,000 worth of blast furnace gas in 1999, 1998 and 1997, respectively. Of these amounts, between 60 and 70 percent was charged back to the Company for its proportionate share of the cost of such gas. The temporary facilities that were put into place after February 1, 1999 are not configured to use blast furnace gas. Consequently, from February 1 through December 31, the blast furnace gas was flared and not sold to the Powerhouse.

During 1999, 1998 and 1997, the Company purchased scrap from Ford at a cost of $20,025,000, $31,774,000 and $40,496,000, respectively. These purchases were made under a supply agreement that expires at the end of automotive model-year 2000.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC in 1996, Rouge Steel is required to purchase 45 percent of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The Company also has the right of first refusal with respect to 45 percent of any pellets produced by EVTAC in excess of 5.0 million natural gross tons. In June 1999, EVTAC temporarily scaled back operations by 18 percent, reducing capacity to 4.4 million natural gross tons of pellets to be purchased by the Company and the other owners pursuant to the terms of existing purchase agreements. The Company and the other owners of EVTAC are continuing discussions regarding EVTAC's operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

The Company has a ten-year contract for the supply of oxygen and nitrogen which expires in 2005. The contract contains annual minimum oxygen and nitrogen purchases of $8,300,000 and $550,000, respectively. Oxygen and nitrogen purchases aggregated approximately $18,569,000 in 1999, $21,001,000 in 1998 and $15,124,000 in 1997.

The Company has noncancellable operating lease commitments for facilities and equipment with annual lease payments of $9,305,000, which will end in 2006. Expense for 1999 was $2,640,000.

Shiloh of Michigan, L.L.C. Loan Guaranty

Rouge Industries guarantees the lesser of $6,000,000 or 20 percent of a line of credit for Shiloh of Michigan, an engineered steel blanking joint venture between the Company and Shiloh Industries, Inc. As of December 31, 1999, Shiloh of Michigan had borrowings of $30,270,000 outstanding under its line of credit.

Delaco Processing, L.L.C. Loan Guaranty

Rouge Industries and Delaco Steel Corporation have agreed to jointly and severally guarantee a $7,300,000 line of credit for Delaco Steel Processing, the Company's 49 percent owned steel slitting joint venture with Delaco Supreme Tool & Gear Co. As of December 31, 1999, Delaco Steel Processing had borrowings of $2,898,000 outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty

The Company guarantees a $4,000,000 term loan and a $1,000,000 line of credit loan for Bing Blanking. As of December 31, 1999, Bing Blanking had $3,582,000 outstanding under its term loan and did not have any borrowings outstanding under its line of credit. In addition, as of December 31, 1999, Bing Blanking owes the Company $3,000,000.

Environmental Matters

The Company is indemnified by Ford through December 15, 2009 for environmental obligations relating to conditions arising prior to the acquisition of the Company from Ford in 1989. It is the Company's practice to coordinate the resolution of such obligations with Ford. Management believes that disputed or unresolved obligations are immaterial in relation to the Company's consolidated financial position or results of operations.

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

Litigation

Residents of the City of Melvindale (a community in close proximity to Rouge Steel) filed a class action lawsuit against the Company in 1998 claiming trespass, nuisance and negligence as a result of alleged air pollution. In late 1999, discussion among Rouge Steel and the class action plaintiffs resulted in a tentative settlement agreement. In early 2000, the Company agreed to a final judgement and consented to pay $1,500,000 for distribution to the plaintiff class members and their attorneys. The Company has accrued $1,500,000 for the settlement and does not believe that the ultimate settlement will differ materially from that amount.

Three liability lawsuits resulting from the Powerhouse explosion have been filed against Rouge Steel. The Company has general liability insurance that provides coverage for such lawsuits. Ford, which owns 40 percent of the Powerhouse assets and was responsible for the day-to-day operation of the Powerhouse, has made settlement offers to certain workers injured in the explosion and the families of the deceased, including the three persons maintaining the above-referenced lawsuits. The Company has been informed that the settlement offers have been accepted by the three persons maintaining lawsuits against Rouge Steel and dismissal documents have been received for two of the lawsuits. It is possible that Ford will seek recovery from Rouge Steel or its insurers for liabilities incurred to settle with the workers who accept Ford's settlement offers. It is presently not possible to reasonably estimate the Company's monetary exposure with respect to these matters.

From time to time, the Company is involved in routine litigation incidental to its business. In management's opinion, none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial position or results of operations.

NOTE 11 - POWERHOUSE EXPLOSION AND INSURANCE CLAIM

On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel's steel making facilities. The Powerhouse is owned 60 percent by Rouge Steel and 40 percent by Ford. Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

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

3. Powerhouse property damage - The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

Pursuant to the accounting methodology described above, through December 31, 1999, the Company has recorded recoverable insurance proceeds of $202,085,000 net of reserves of $39,990,000. Of the total amount recorded, $177,414,000 has been included in other income and $24,671,000 has been deferred and will be recognized in other income over the period the related capital items are amortized. At December 31, 1999, the Company has a receivable of $43,085,000, which is net of reserves of $39,990,000 and advances from the insurance carriers of $159,000,000. The Company continues to discuss the determination of the total claim with its insurers. The Company's assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is presently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.

The Company is evaluating ancillary costs relating to the explosion, including cleanup and abatement activities. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company's results of operations, cash flows and financial position during future periods. Based upon the available information, during 1999, the Company recorded a $3,000,000 reserve for its share of the estimated cost to encapsulate the Powerhouse. If the abatement costs exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 12 - SUBSEQUENT EVENTS

BOF Incident

On January 7, 2000, a mechanical system failure occurred at Rouge Steel's basic oxygen furnace facility (the "BOF") which required approximately seven weeks to repair. The BOF operated at approximately 85 percent of its normal production capacity during the repair. While management is still evaluating the full impact, the BOF incident is currently expected to result in a total loss in the range of $8,000,000 to $12,000,000. All amounts in excess of the $2,500,000 deductible are expected to be covered under the Company's insurance program. The estimate of the total loss will change as additional information becomes available with respect to actual costs incurred and as the insurers perform their review of claim information submitted by the Company. Considerable uncertainty still exists with respect to the amount of actual costs to be incurred in the future as well as the extent of the Company's exposure for amounts not covered by its insurance program.

The DECS

On March 1, 2000, pursuant to the terms of Worthington's 7 1/4% Exchangeable Notes due March 1, 2000 (the "DECS"), Worthington delivered 5,999,600 shares of the Company's Class A Common Stock (after converting its 422,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock) to the holders of the DECS. The Company did not receive any of the proceeds from the sale of the DECS or delivery thereunder of the shares of Class A Common Stock.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands):

                                                   Charged
                              Balance           (Credited) to                                  Balance
   Year Ended              at Beginning           Cost and                                     at End
  December 31                of Period            Expenses             Write-Offs             of Period
  ------------               ---------            --------             ----------             ---------
       1999                   $17,937              $  (776)             $(1,164)               $15,997
       1998                     6,333               11,604                    -                 17,937
       1997                     7,294                 (815)                (146)                 6,333

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First            Second            Third          Fourth
                                                    Quarter           Quarter          Quarter         Quarter
                                                    -------           -------          -------         -------
                                                             (in thousands, except per share amounts)

1999
Total Sales                                        $233,912          $173,238         $261,153        $299,339

Gross Margin                                        (69,975)          (81,390)         (42,056)        (39,355)

Net Loss                                            (11,582)          (14,827)         (10,950)        (10,452)

Net Loss Per Share                                    (0.52)            (0.67)           (0.49)          (0.47)


1998

Total Sales                                        $318,952          $306,001         $269,679        $268,557

Gross Margin                                         12,583            13,521           12,724          14,336

Net Income                                            4,071             6,150            5,543           7,628

Net Income Per Share                                   0.19              0.28             0.25            0.34

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III
                                    --------

Item 10.        Directors and Executive Officers of the Registrant.

       Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 - Election of Directors" in the Company's 2000 Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than April 28, 2000. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.


Item 11.        Executive Compensation.

       Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 28, 2000.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.

       Incorporated by reference to the information contained under the caption "Security Ownership" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 28, 2000.


Item 13.        Certain Relationships and Related Transactions.

       Incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 28, 2000.

       With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

                                     PART IV
                                     -------

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.

                (a)   Documents filed as part of this Report:

                (1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 32.
                (2) A list of financial statement schedules required to be filed by Item 8 is located on page 32.
                (3)   Exhibits:

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

      10.2+ First Amendment to Credit Agreement dated as of July 23, 1999 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan, formerly known as NBD Bank.

     Exhibit
     Number                        Description of Exhibit
     ------                        ----------------------
      10.3 Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company ("Ford") and Marico Acquisition Corp. ("Marico") (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-74698) (the "S-1 Registration Statement")).

      10.4 Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16, 1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant's 1994 Annual Report on Form 10-K (Commission File Number 1-12852) (the "1994 Form 10-K")).

      10.5 Steel Purchase Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.16 to the S-1 Registration Statement).

      10.6 Steel Products Purchase Agreement dated as of December 15, 1989, between the Registrant and Worthington (the "Worthington Agreement") (incorporated herein by reference to Exhibit 10.17 to the S-1 Registration Statement).

      10.7 Letter dated February 20, 1996 confirming Exercise of Option to Extend Term of Worthington Agreement (incorporated herein by reference to Exhibit 10.8 to the Registrant's 1995 Annual Report on Form 10-K (Commission File Number 1-12852) (the "1995 Form 10-K")).

      10.8 Technical and Transportation Services Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.18 to the S-1 Registration Statement).

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

      10.12 Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

      10.13 Joint Venture Agreement dated as of November 30, 1984 (the "Joint Venture Agreement"), between United States Steel Corporation ("USS") and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

     Exhibit
     Number                        Description of Exhibit
     ------                        ----------------------



      10.14 Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

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

      10.17 First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit 10.2 to the First Quarter 1997 10-Q).

      10.18 Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to
                    Exhibit 10.18 to the 1997 Form 10-K).

      10.19 First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

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

     Exhibit
     Number                        Description of Exhibit
     ------                        ----------------------

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

      10.25 Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

      10.26 Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation and the Registrant (incorporated herein by reference to Exhibit
                    10.35 to the S-1 Registration Statement).

      10.27** Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-88520) (the "Form S-8 Registration Statement")).

      10.28** Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

      10.29 Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

      10.30 Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

      10.31 Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

      10.32** Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

      10.33** Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

      10.34**+ First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan.

      10.35**+      Rouge Steel Company 1998 Stock Incentive Plan.

      10.36**+      First Amendment to Rouge Steel Company 1998 Stock Incentive
                    Plan.

     Exhibit
     Number                        Description of Exhibit
     ---------                     ----------------------

      10.37** Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

      10.38**+      Amended and Restated Supplemental Executive Retirement Plan.

      10.39**+      Amended and Restated Rouge Steel Company Benefit Restoration
                    Plan.

      10.40** Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit
                    10.2 to the Form 8-B).



      21+           List of Subsidiaries.

      23+           Consent of PricewaterhouseCoopers LLP.


      ---------------------
      +    Filed herewith.
      ** Compensatory plans in which the Registrant's directors and executive officers participate.

           (b) The Company did not file a Current Report on Form 8-K during the fourth quarter of 1999.

           (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

           (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2000.

                                                 ROUGE INDUSTRIES, INC.



                                                 By: /s/ Carl L. Valdiserri
                                                 -------------------------------
                                                 Name:  Carl L. Valdiserri
                                                 Title: Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signatures                                     Title                                  Date
        ----------                                     -----                                  ----
/s/ Carl L. Valdiserri             Chief Executive Officer and Chairman of                March 16, 2000
-----------------------------
                                   the Board


/s/ Louis D. Camino                President, Chief Operating Officer                     March 16, 2000
-----------------------------
                                   and Director


/s/ Gary P. Latendresse            Vice Chairman, Chief Financial Officer                 March 16, 2000
-----------------------------
                                   and Director


/s/ Dominick C. Fanello            Director                                               March 16, 2000
-----------------------------


/s/ John E. Lobbia                 Director                                               March 16, 2000
-----------------------------


/s/ Peter J. Pestillo              Director                                               March 16, 2000
-----------------------------


/s/ Clayton P. Shannon             Director                                               March 16, 2000
-----------------------------

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------

10.2                          First Amendment to Credit Agreement dated as of
                              July 23, 1999 among the Registrant, Rouge Steel
                              Company, the banks named therein and Bank One, Michigan, formerly known as NBD Bank.

10.34 First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan.

10.35                         Rouge Steel Company 1998 Stock Incentive Plan.

10.36                         First Amendment to Rouge Steel Company 1998 Stock
                              Incentive Plan.

10.38                         Amended and Restated Supplemental Executive
                              Retirement Plan.

10.39                         Amended and Restated Rouge Steel Company Benefit
                              Restoration Plan.

21                            List of Subsidiaries.

23                            Consent of PricewaterhouseCoopers LLP.

27                            Financial Data Schedule
