Form 10-Q
period 2000-03-31
ROUGE INDUSTRIES INC
filed 2000-05-05
CIK 918577

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2000
OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission File Number 1-12852

ROUGE INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	38-3340770 (I.R.S. Employer Identification No.)

3001 Miller Road, P. O. Box 1699, Dearborn, MI 48121-1699
 (Address of principal executive offices)

(313) 317-8900
 (Registrant’s telephone number, including area code)

===========================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___      No_______

The number of shares of common stock issued and outstanding as of April 21, 2000 was 22,134,435 which includes 14,994,035 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2000

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Report of Independent Accountants	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations	6

	Consolidated Statement of Changes in Stockholders’ Equity	7

	Consolidated Statements of Cash Flows	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	22

[PRICEWATERHOUSECOOPERS LLP LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and consolidated subsidiaries appearing on pages 4 through 12 of this report on Form 10-Q as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999. This financial information is the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2000, except as to Note 12 which is as of March 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of      December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
April 24, 2000

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

Assets

	March 31	December 31
	2000	1999

	Unaudited

Current Assets

Cash and Cash Equivalents	$18,197	$1,861

Marketable Securities	948	—

Accounts Receivable

Trade and Other (Net of Allowances of $15,627 and $15,997)	156,433	135,588

Insurance Recovery	24,429	43,085

Affiliates	1,384	2,643

Inventories	196,908	269,808

Other Current Assets	6,620	27,530

Total Current Assets	404,919	480,515

Property, Plant, and Equipment

Land	360	360

Buildings and Improvements	23,122	23,000

Machinery and Equipment	371,519	363,406

Construction in Progress	7,297	13,145

Subtotal	402,298	399,911

Less: Accumulated Depreciation	(136,621)	(121,301)

Net Property, Plant, and Equipment	265,677	278,610

Investment in Unconsolidated Subsidiaries	70,751	71,258

Deferred Taxes	42,865	23,108

Deferred Charges and Other	14,113	14,115

Total Assets	$798,325	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	March 31	December 31
	2000	1999

	Unaudited

Current Liabilities

Accounts Payable Trade	$203,953	$191,737

Affiliates	21	9,890

Deferred Insurance Recovery	15,420	24,671

Current Portion of Long-Term Debt	—	4,800

Accrued Vacation Pay	11,177	10,484

Taxes Other than Income	1,635	4,506

Other Accrued Liabilities	36,677	36,129

Total Current Liabilities	268,883	282,217

Long-Term Debt	55,000	100,000

Other Postretirement Benefits	66,398	63,936

Other Liabilities	11,819	11,678

Commitments and Contingencies (Notes 4, 5 and 7)

Stockholders’ Equity

Common Stock

Class A, 80,000,000 shares authorized with 14,994,035 and 14,570,511 issued and outstanding as of March 31, 2000 and December 31, 1999, respectively	150	146

Class B, 8,690,400 shares authorized with 7,140,400 and 7,562,400 issued and outstanding as of March 31, 2000 and December 31, 1999 respectively	72	76

Capital in Excess of Par Value	129,954	129,943

Retained Earnings	268,848	282,409

Accumulated Other Comprehensive Income (Loss)	(2,799)	(2,799)

Total Stockholders’ Equity	396,225	409,775

Total Liabilities and Stockholders’ Equity	$798,325	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended March 31

	2000	1999

Sales

Unaffiliated Customers	$303,188	$222,818

Affiliates	11,577	11,094

Total Sales	314,765	233,912

Costs and Expenses

Costs of Goods Sold	327,997	298,263

Depreciation and Amortization	15,151	5,624

Selling and Administrative Expenses	7,467	6,419

Amortization of Excess of Net Assets Acquired Over Cost	—	(1,449)

Total Costs and Expenses	350,615	308,857

Operating Loss	(35,850)	(74,945)

Interest Income	192	129

Interest Expense	(2,057)	(351)

Insurance Recovery	15,595	58,402

Other — Net	900	(2,119)

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(21,220)	(18,884)

Income Tax Benefit	7,811	7,192

Loss Before Equity in Unconsolidated Subsidiaries	(13,409)	(11,692)

Equity in Unconsolidated Subsidiaries	512	110

Net Loss	$(12,897)	$(11,582)

Per Share Amounts

Net Loss — Basic and Diluted	$(0.58)	$(0.52)

Cash Dividends Declared	$0.03	$0.03

Weighted Average Shares Outstanding	22,133,933	22,098,004

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)
Unaudited

For the Quarter Ended
March 31, 2000

Common Stock

Beginning and Ending Balance	$222

Capital in Excess of Par Value

Beginning Balance	129,943

Common Stock Issued for ODEP	11

Ending Balance	129,954

Retained Earnings

Beginning Balance	282,409

Net Loss and Comprehensive Income (Loss)	(12,897)

Cash Dividends Declared	(664)

Ending Balance	268,848

Accumulated Other Comprehensive Income (Loss)

Beginning and Ending Balance	(2,799)

Total Stockholders’ Equity	$396,225

Comprehensive Income (Loss)

Net and Comprehensive Loss	$(12,897)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Unaudited

	For the Quarter Ended
	March 31

	2000	1999

Cash Flows From Operating Activities

Net Loss	$(12,897)	$(11,582)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities Deferred Taxes	2,050	(7,870)

Depreciation and Amortization	15,151	5,624

Equity in Unconsolidated Subsidiaries	(512)	(110)

Amortization of Excess of Net Assets Acquired Over Cost	—	(1,449)

Common Stock Issued for Benefit Plans	11	288

Changes in Assets and Liabilities Marketable Securities	(948)	—

Accounts Receivable	(930)	(61,403)

Inventories	74,358	63,628

Prepaid Expenses	3,204	2,625

Accounts Payable and Accrued Liabilities	5,388	(7,636)

Deferred Insurance Recovery	(9,251)	40,215

Other — Net	156	(8)

Net Cash Provided by Operating Activities	75,780	22,322

Cash Flows from Investing Activities Capital Expenditures	(8,938)	(903)

Investment in Unconsolidated Subsidiaries	(54)	(121)

Other — Net	12	1,622

Net Cash (Used for) Provided by Investing Activities	(8,980)	598

Cash Flows From Financing Activities

Drawdowns on Revolving Line	55,800	90,100

Principal Payments on Revolving Line	(105,600)	(100,100)

Cash Dividend Payments	(664)	(664)

Net Cash Used for Financing Activities	(50,464)	(10,664)

Net Increase in Cash and Cash Equivalents	16,336	12,256

Cash and Cash Equivalents — Beginning of Period	1,861	2,418

Cash and Cash Equivalents — End of Period	$18,197	$14,674

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim period. Such adjustments include normal recurring adjustments as well as the additional adjustments discussed in Notes 4 and 5. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2000.

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 20, 2000. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

On March 1, 2000, pursuant to the terms of Worthington Industries, Inc.’s (“Worthington’s”) 7-1/4% Exchangeable Notes due March 1, 2000 (the “DECS”), Worthington delivered all of its shares of the Company’s common stock to the holders of the DECS. As of March 1, 2000, Worthington is no longer considered an affiliate of the Company.

Certain amounts have been reclassified to conform to current period presentation.

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	March 31	December 31
	2000	1999

	Unaudited

Production Raw Materials	$48,201	$79,434

Semifinished and Finished Steel Products	141,521	182,517

Total Production at FIFO	189,722	261,951

LIFO Reserve	(9,225)	(9,214)

Total Production at LIFO	180,497	252,737

Nonproduction and Sundry	16,411	17,071

Total Inventories	$196,908	$269,808

NOTE 3 — DEBT

On April 21, 2000, Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, executed an amendment (the “Amendment”) to its $125,000,000 revolving loan facility (the “Credit Agreement”). The Amendment changed, among other things, (i) a financial covenant, with which the Company would have been out of compliance and (ii) the expiration date of $25,000,000 of the commitments of the banks under the Credit Agreement. On December 31, 2000, $25,000,000 of the commitments of the banks will expire with the remaining $100,000,000 expiring on December 16, 2002. In addition, the Amendment includes provisions which would result in the loan becoming secured upon an Event of Default. Interest on loans made under the amended Credit Agreement is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.725% to 1.20%, depending on the Company’s debt to EBITDA ratio at the time of borrowing.

NOTE 4 — POWERHOUSE EXPLOSION AND INSURANCE CLAIM

On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel’s steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company (“Ford”). Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period of disruption to operations. The Company is evaluating its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company’s loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

Pursuant to the accounting described above, from February 1, 1999 through March 31, 2000, the Company has recorded recoverable insurance proceeds related to the Powerhouse explosion of $200,929,000, net of reserves of $37,218,000. Of the total amount recorded, $185,509,000 has been included in other income and $15,420,000 has been deferred and will be recognized over the period the related capital items are amortized. At March 31, 2000, the Company has a Powerhouse explosion insurance claim receivable of $16,929,000, which is net of reserves of $37,218,000 and advances from the insurance carriers of $184,000,000. In the quarter ended March 31, 2000, the Company received a $25,000,000 advance from its insurers and recorded recoverable insurance proceeds related to the Powerhouse explosion of $5,323,000 and an adjustment to the reserve of $2,772,000. The net insurance recovery of $8,095,000 was included in other income. The insurance recovery — related receivable and other income that are presented on the Company’s consolidated balance sheet as of March 31, 2000 and consolidated statement of operations for the quarter ended March 31, 2000 include amounts for the Powerhouse explosion insurance claim as well as $7,500,000 related to the insurance claim for the BOF incident. See Note 5.

The Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is presently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

The Company is evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based upon the available information, during 1999, the Company recorded a $3,000,000 reserve for its share of the cost to encapsulate the Powerhouse. If the abatement costs are expected to exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 5 — OTHER EVENTS

BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. While management is still evaluating the full impact, the BOF incident is presently expected to result in a total loss of approximately $10,000,000. All amounts in excess of the $2,500,000 deductible are expected to be covered under the Company’s insurance program and are included in the insurance recovery — related receivable and other income. The estimate of the total loss may change as additional information becomes available with respect to actual costs incurred and as the insurers perform their review of claim information submitted by the Company. Uncertainty still exists with respect to the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

Power Interruption. On March 31, 2000, a 13,800 kV power distribution line in the Rouge Complex, where Rouge Steel is situated, unexpectedly went to ground and resulted in the complete loss of utility services to the entire Rouge Complex. Utility services were gradually restored over a 36 hour period; however, several Rouge Steel operations suffered property damage. By Monday, April 3, all of the Company’s facilities were back in operation. The property damage and business interruption costs of this event are estimated to be $3,200,000 and are included in Costs of Goods Sold. The costs associated with this event are not expected to exceed the Company’s insurance policy deductible of $3,500,000 and, accordingly, no anticipated recovery was recorded.

NOTE 6 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 2000 or in the first quarter of 1999. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2010.

	For the Quarter Ended		For the Quarter Ended
	March 31, 2000		March 31, 1999
	(Unaudited)		(Unaudited)

		Range of		Range of
		Exercise		Exercise
	Securities	Prices	Securities	Prices

Dilutive Securities	—		40,724	$8.75

Anti-dilutive Securities	425,725	$7.86 - $28.88	383,950	$12.13 - $28.88

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Notes 4 and 5, there have been no changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended March 31, 2000 and 1999

      Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) increased 34.6% in the first quarter of 2000 to $314.8 million from $233.9 million in the first quarter of 1999, an increase of $80.9 million. The increase in total sales resulted principally from higher steel product shipments. Shipments increased 37.5% in the first quarter of 2000 to 744,000 tons from 541,000 tons in the first quarter of 1999, an increase of 203,000 tons. Shipments were higher in the first quarter of 2000 primarily because of the significant disruption of production in the first quarter of 1999 resulting from the February 1, 1999 explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”). The Company estimates that it lost approximately 125,000 tons of sales in the first quarter of 1999 as a result of the production curtailment. Additionally, total sales were higher in the first quarter of 2000 because of spot market price increases which were instituted October 1, 1999 and January 1, 2000. See “Powerhouse Explosion and Insurance Claim.”

      Costs and Expenses. Total costs and expenses increased 13.5% in the first quarter of 2000 to $350.6 million from $308.9 million in the first quarter of 1999, an increase of $41.7 million. Costs of goods sold increased 10.0% in the first quarter of 2000 to $328.0 million from $298.3 million in the first quarter of 1999, an increase of $29.7 million. Several factors contributed to the increase in costs of goods sold in the first quarter of 2000. The increase in costs of goods sold resulting from the higher shipments discussed above was almost entirely offset by the reduction in expenses with respect to the Powerhouse explosion. In the first quarter of 1999, the entire Rouge Steel facility was shut down for 11 days and primary operations, which includes the blast furnaces, the basic oxygen furnace and the continuous caster, still were not operating by the end of the first quarter. Four unplanned outages caused an increase in costs of goods sold in the first quarter of 2000. Finally, scrap prices increased approximately 50% between the first quarter of 1999 and the first quarter of

2000, resulting in an increase in costs of goods sold. Costs of goods sold in the first quarter of 2000 were 104.2% of total sales, down from 127.5% of total sales in the first quarter of 1999. Depreciation and amortization increased 169.4% in the first quarter of 2000 to $15.1 million from $5.6 million in the first quarter of 1999, an increase of $9.5 million. The higher depreciation and amortization expense reflects the completion of capital projects as well as the amortization of the cost of the temporary steam boilers and electrical distribution system installed to provide the Company with steam and electricity until the co-generation power plant presently under construction is placed into service. The temporary facilities, which were placed into service in the second quarter of 1999, are being amortized over their estimated useful lives, at which time they will be replaced by the co-generation power plant. See “Powerhouse Explosion and Insurance Claim.”

      Operating Loss. The operating loss decreased 52.2% in the first quarter of 2000 to $35.8 million from $74.9 million in the first quarter of 1999, a decrease of $39.1 million. The improvement was primarily attributable to the lower expenses in 2000 compared to the expenses recorded in the first quarter of 1999 related to the Powerhouse explosion. See “Powerhouse Explosion and Insurance Claim.”

      Interest Expense. Interest expense increased in the first quarter of 2000 to $2.1 million from $351,000 in the first quarter of 1999, an increase of $1.7 million. The increase in interest expense was the result of higher debt in the first quarter of 2000. The average debt balance in the first quarter of 2000 was $64.9 million compared to $28.4 million in the first quarter of 1999.

      Insurance Recovery. The Company recognized $15.6 million of insurance recoveries in the first quarter of 2000 compared to $58.4 million in the first quarter of 1999, a decrease of $42.8 million. The recovery amount in 2000 is comprised of $8.1 million for the Powerhouse explosion and $7.5 million for the January 7, 2000 BOF incident. See “Other Events.”

      Insurance Claims. The aggregate effect of Powerhouse explosion-related items on Operating Loss in the first quarter of 2000 was $5.3 million compared to $76.0 million in the first quarter of

1999. The effect of the BOF incident on Operating Loss in the first quarter of 2000 was $7.5 million. See “Powerhouse Explosion and Insurance Claim” and “Other Events.”

Comparison of the Three — Month Periods Ended March 31, 1999 and 1998

      Total Sales. Total sales for Rouge Industries decreased 26.7% in the first quarter of 1999 to $233.9 million from $319.0 million in the first quarter of 1998, a decrease of $85.1 million. The decrease in total sales resulted principally from lower steel product shipments and selling prices. Shipments decreased 25.7% in the first quarter of 1999 to 541,000 tons from 728,000 tons in the first quarter of 1998, a decrease of 187,000 tons. Shipments were lower in the first quarter of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 450,000 tons of slab production in the first quarter of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The Company estimates that it lost approximately 125,000 tons of sales in the first quarter as a result of the production curtailment. See “Powerhouse Explosion and Insurance Claim.”

      Costs and Expenses. Total costs and expenses decreased 0.6% in the first quarter of 1999 to $308.9 million from $310.9 million in the first quarter of 1998, a decrease of $2.0 million. Costs of goods sold decreased 1.0% in the first quarter of 1999 to $298.3 million from $301.2 million in the first quarter of 1998, an decrease of $2.9 million. The decrease in costs of goods sold was primarily due to the lower volume resulting from the lost production discussed above, partially offset by additional costs related to the Powerhouse explosion. The Company recorded the continuing expenses associated with its steel making plant in the first quarter of 1999 despite the fact that the entire plant was shut down for 11 days and primary operations, which includes the blast furnaces, the basic oxygen furnace and the continuous caster, still were not operating by the end of the first quarter. Additionally, the Company recorded expenses for non-capital repairs to its damaged property, including its 60% ownership of the Powerhouse assets. Costs of goods sold in the first quarter of 1999 were 127.5% of total sales, up from 94.4% of total sales in the first quarter of 1998. Depreciation and amortization increased 9.6% in the first quarter of 1999 to $5.6 million from $5.1 million in the first quarter of 1998, an increase of $500,000. The increase in depreciation and amortization reflects the completion of major capital projects. Selling and administrative expenses increased 8.3% in the first quarter of 1999 to $6.4 million from $5.9 million in the first quarter of 1998, an increase of $500,000. See “Powerhouse Explosion and Insurance Claim.”

      Operating Income (Loss). The operating loss in the first quarter of 1999 was $74.9 million compared to operating income of $8.1 million in the first quarter of 1998, a decrease of $83.0 million. The decrease in operating income was primarily due to the Powerhouse explosion discussed above.

      Insurance Recovery. The Company recognized $58.4 million of income in the first quarter of 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing the income recognized. See “Powerhouse Explosion and Insurance Claim.”

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

Liquidity and Capital Resources

      Cash, cash equivalents and marketable securities on March 31, 2000 totaled $19.1 million compared to $1.9 million on December 31, 1999, an increase of $17.2 million.

      Cash Flows from Operating Activities. Net cash provided by operating activities increased in the first quarter of 2000 to $75.8 million from $22.3 million in the first quarter of 1999, an increase of $53.5 million. The increase in cash resulting from net cash provided by operating activities in the first quarter of 2000 was primarily attributable to an inventory reduction. In-process and finished goods inventories were depleted to offset lost liquid steel production caused by the BOF incident. Additionally, pellet inventories were depleted in the first quarter of 2000. See “Other Events”.

      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries in the first quarter of 2000 was $9.0 million compared to $1.0 million in the first quarter of 1999. During the rest of 2000, it is anticipated that an additional $30 million will be paid or accrued for capital projects and investment in unconsolidated subsidiaries. The largest project during the remainder of 2000 is the construction of permanent interconnections from the new co-generation power plant. The remaining capital expenditures will be generally directed at improving and maintaining the Company’s fixed assets and plant efficiency to enhance the Company’s competitive position in the marketplace.

      Credit Facility. Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, has a $125 million, revolving loan commitment under a credit agreement (the “Credit Agreement”). On December 31, 2000, $25 million of the commitments of the banks under the Credit Agreement will expire with the remaining $100 million expiring on December 16, 2002. The Company had borrowings of $55.0 million under the facility on March 31, 2000. The Company believes that funds available under the Credit Agreement along with anticipated insurance advances and cash flows from operations will be adequate for its working capital and capital expenditure requirements.

Powerhouse Explosion and Insurance Claim

      On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel’s steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company (“Ford”). Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

      Rouge Industries’ insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period of disruption to operations. The Company is evaluating its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company’s loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

      Pursuant to the accounting described above, from February 1, 1999 through March 31, 2000, the Company recorded recoverable insurance proceeds related to the Powerhouse explosion of $200.9 million net of reserves of $37.2 million of the total amount recorded. $185.5 million has been included in other income and $15.4 million has been deferred and will be recognized over the period the related capital items are amortized. At March 31, 2000, the Company has a receivable with respect to the Powerhouse explosion of $16.9 million which is net of reserves of $37.2 million and advances from the insurance carriers of $184.0 million. In the quarter ended March 31, 2000, the Company received a $25 million advance from its insurers and recorded recoverable insurance proceeds related to the Powerhouse explosion of $5.3 million and an adjustment to the reserve of $2.8 million. The net insurance recovery of $8.1 million was included in other income. The insurance recovery — related receivable and other income that are presented on the Company’s consolidated balance sheet as of March 31, 2000 and consolidated statement of operations for the quarter ended March 31, 2000 include amounts for the Powerhouse explosion insurance claim as well as $7.5 million related to the insurance claim for the BOF incident. See “Other Events.”

      The Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is currently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

      The Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Certain of these costs are probable, but are not currently subject to reasonable estimation. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based on the available information, the Company has recorded a $3.0 million reserve for its share of the cost to encapsulate the Powerhouse. If the abatement costs are expected to exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

Other Events

BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. While management is still evaluating the full impact, the BOF incident is presently expected to result in a total loss of approximately $10 million. All amounts in excess of the $2.5 million deductible are expected to be covered under the Company’s insurance program and are included in the insurance recovery — related receivable and other income. The estimate of the total loss may change as additional information becomes available with respect to actual costs incurred and as the insurers perform their review of claim information submitted by the Company. Uncertainty still exists with respect to the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

Power Interruption. On March 31, 2000, a 13,800 kV power distribution line in the Rouge Complex, where Rouge Steel is situated, unexpectedly went to ground and resulted in the complete loss of utility services to the entire Rouge Complex. Utility services were gradually restored over a 36 hour period; however, several Rouge Steel operations suffered property damage. By Monday,

April 3, all of the Company’s facilities were back in operation. The property damage and business interruption costs of this event are estimated to be $3.2 million and are included in Costs of Goods Sold. The costs associated with this event are not expected to exceed the Company’s insurance policy deductible of $3.5 million and, accordingly, no anticipated recovery was recorded.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

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

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) uncertainty related to the Powerhouse explosion and the Company’s ability to resolve the Powerhouse insurance claim, (vii) the Company’s ability to resolve the insurance claim related to the BOF incident and (viii) higher than expected operating costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to its business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibit is included in this report

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter
27	Financial Data Schedule

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2000	ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri

Name: Carl L. Valdiserri

Title: Chairman of the Board and Chief Executive Officer

Date: May 5, 2000	By: /s/ Gary P. Latendresse

Name: Gary P. Latendresse

Title: Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

15	PricewaterhouseCoopers LLP Awareness Letter
27	Financial Data Schedule