Form 10-Q
period 2000-06-30
ROUGE INDUSTRIES INC
filed 2000-07-28
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2000

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

Yes [X] No [ ]

The number of shares of common stock issued and outstanding as of July 25, 2000 was 22,136,412. This amount includes 14,996,012 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2000

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 13 of this report on Form 10-Q as of June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999. This financial information is the responsibility of the Company’s management.

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
July 24, 2000

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30	December 31
	2000	1999

Assets	Unaudited

Current Assets

Cash and Cash Equivalents	$42,144	$1,861

Accounts Receivable Trade and Other (Net of Allowances of $14,111 and $15,997)	148,598	135,588

Insurance Recovery	24,127	43,085

Affiliates	2,471	2,643

Inventories	223,393	269,808

Other Current Assets	12,912	27,530

Total Current Assets	453,645	480,515

Property, Plant, and Equipment Land	360	360

Buildings and Improvements	23,122	23,000

Machinery and Equipment	371,911	363,406

Construction in Progress	6,524	13,145

Subtotal	401,917	399,911

Less: Accumulated Depreciation	(150,505)	(121,301)

Net Property, Plant, and Equipment	251,412	278,610

Investment in Unconsolidated Subsidiaries	70,107	71,258

Deferred Taxes	39,112	23,108

Deferred Charges and Other	15,885	14,115

Total Assets	$830,161	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders' Equity
	June 30	December 31
	2000	1999

	Unaudited
Current Liabilities
Accounts Payable Trade	$214,086	$191,737
Affiliates	7,499	9,890
Deferred Insurance Recovery	11,268	24,671
Current Portion of Long-Term Debt	—	4,800
Accrued Vacation Pay	10,893	10,484
Taxes Other than Income	9,987	4,506
Other Accrued Liabilities	38,873	36,129

Total Current Liabilities	292,606	282,217

Long Term Debt	54,300	100,000

Other Postretirement Benefits	68,863	63,936

Other Liabilities	11,959	11,678

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity Common Stock Class A, 80,000,000 shares authorized with 14,996,012 and 14,570,511 issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	150	146

Class B, 8,690,400 shares authorized with 7,140,400 and 7,562,400 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	71	76

Capital in Excess of Par Value	129,966	129,943

Retained Earnings	275,045	282,409

Accumulated Other Comprehensive Income (Loss)	(2,799)	(2,799)

Total Stockholders’ Equity	402,433	409,775

Total Liabilities and Stockholders’Equity	$830,161	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Sales

Unaffiliated Customers	$270,248	$161,442	$573,471	$384,261

Affiliates	5,995	11,796	17,572	22,890

Total Sales	276,243	173,238	591,043	407,151

Costs and Expenses

Costs of Goods Sold	284,870	239,159	612,868	537,529

Depreciation and Amortization	14,611	15,469	29,762	20,986

Selling and Administrative Expenses	6,949	8,488	14,415	14,908

Amortization of Excess of Net Assets Acquired Over Cost	—	(1,449)	—	(2,898)

Total Costs and Expenses	306,430	261,667	657,045	570,525

Operating Loss	(30,187)	(88,429)	(66,002)	(163,374)

Interest Income	510	242	701	371

Interest Expense	(1,007)	(162)	(3,063)	(513)

Insurance Recovery	40,083	64,006	55,678	122,408

Other — Net	83	(478)	948	(2,597)

Income (Loss) Before Income Taxes and Equity In Unconsolidated Subsidiaries	9,482	(24,821)	(11,738)	(43,705)

Income Tax (Provision) Benefit	(3,305)	10,444	4,506	17,636

Income (Loss) Before Equity in Unconsolidated Subsidiaries	6,177	(14,377)	(7,232)	(26,069)

Equity in Unconsolidated Subsidiaries	684	(450)	1,196	(340)

Net Income (Loss)	$6,861	$(14,827)	$(6,036)	$(26,409)

Per Share Amounts

Net Income (Loss) — Basic and Diluted	$0.31	$(0.67)	$(0.27)	$(1.19)

Cash Dividends Declared	$0.03	$0.03	$0.06	$0.06

Weighted Average Shares Outstanding	22,135,782	22,125,604	22,134,857	22,111,880

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Six Months Ended
	June 30, 2000	June 30, 2000

Common Stock Beginning and Ending Balance	$221	$221

Capital in Excess of Par Value Beginning Balance	129,954	129,943

Common Stock Issued for Benefit Plans	12	23

Ending Balance	129,966	129,966

Retained Earnings Beginning Balance	268,848	282,409
Net Income (Loss) and Comprehensive Income (Loss)	(6,861)	(6,036)

Cash Dividends Declared	(664)	(1,328)

Ending Balance	275,045	275,045

Accumulated Other Comprehensive Income (Loss) Beginning and Ending Balance	(2,799)	(2,799)

Total Stockholders’ Equity	$402,433	$402,433

Comprehensive Income (Loss) Net Income (Loss) and Comprehensive Income (Loss)	$6,861	$(6,036)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Six Months Ended
	June 30

	2000	1999

Cash Flows From Operating Activities

Net Loss	$(6,036)	$(26,409)

Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:

Deferred Taxes	(1,385)	(15,622)

Depreciation and Amortization	29,762	20,986

Equity in Unconsolidated Subsidiaries	(1,196)	340

Amortization of Excess of Net Assets Acquired Over Cost	—	(2,898)

Common Stock Issued for Benefit Plans	23	421

Changes in Assets and Liabilities:

Accounts Receivable	6,121	(45,544)

Inventories	48,305	31,913

Prepaid Expenses	(4,541)	4,511

Accounts Payable and Accrued Liabilities	60,398	43,159

Deferred Insurance Recovery	(13,403)	31,661

Other — Net	—	(1,270)

Net Cash Provided by Operating Activities	118,048	41,248

Cash Flows From Investing Activities Capital Expenditures	(27,069)	(16,415)

Investment in Unconsolidated Subsidiaries	1,188	(196)

Other — Net	(56)	1,605

Net Cash Used for Investing Activities	(25,937)	(15,006)

Cash Flows From Financing Activities Drawdowns on Revolving Line	145,600	174,000

Principal Payments on Revolving Line	(196,100)	(193,000)

Cash Dividend Payments	(1,328)	(1,328)

Net Cash Used for Financing Activities	(51,828)	(20,328)

Net Increase in Cash and Cash Equivalents	40,283	5,914

Cash and Cash Equivalents — Beginning of Period	1,861	2,418

Cash and Cash Equivalents — End of Period	$42,144	$8,332

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

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 20, 2000. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	June 30	December 31
	2000	1999

	Unaudited
Production Raw Materials	$48,785	$79,434

Semifinished and Finished Steel Products	169,377	182,517

Total Production at FIFO	218,162	261,951

LIFO Reserve	(12,083)	(9,214)

Total Production at LIFO	206,079	252,737

Nonproduction and Sundry	17,314	17,071

Total Inventories	$223,393	$269,808

NOTE 3 — DEBT

During the second quarter of 2000, Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, executed an amendment (the “Amendment”) to its $125,000,000 revolving loan facility (the “Credit Agreement”). The Amendment changed, among other things, (i) a financial covenant, with which the Company would have been out of compliance and (ii) the expiration date of $25,000,000 of the commitments of the banks under the Credit Agreement. On December 31, 2000, $25,000,000 of the commitments of the banks will expire with the remaining $100,000,000 expiring on December 16, 2002. In addition, the Amendment includes provisions which would result in the loan becoming secured upon an Event of Default. Interest on loans made under the amended Credit Agreement is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London

Interbank Offered Rate plus a margin ranging from 0.725% to 1.20%, depending on the Company’s debt to EBITDA ratio at the time of borrowing.

NOTE 4 — POWERHOUSE EXPLOSION AND INSURANCE CLAIMS

Powerhouse Explosion. On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel, the Company’s wholly-owned subsidiary. The loss of power resulted in the temporary shutdown of Rouge Steel’s steel making facilities. The Powerhouse is owned 60% by Rouge Steel and 40% by Ford Motor Company (“Ford”). Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and certain Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company’s loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement:

a)	Excess utility costs — During the period of indemnity, the Company’s insurers have agreed to pay any excess utility costs above the costs that would have been incurred under the old Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16,382,000 of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred on a quarterly basis.

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $2,400,000 per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas which is being flared. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred on a quarterly basis.

c)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, a temporary electrical distribution system was installed. Although the temporary steam and electrical distribution systems have been in use for more than a year, the total costs are not known. The partial settlement included payments of $58,941,000 for the temporary boilers against a claim which is expected to be approximately $61,800,000 and payments of $7,564,000 for the temporary electrical distribution system against a claim which is expected to be approximately $7,600,000. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

The partial settlement resulted in net recoveries of $21,584,000 in excess of amounts previously recognized.

Pursuant to the accounting methodology described above, with respect to items not fully settled, for the second quarter of 2000, the Company recorded recoverable insurance proceeds of $19,299,000 net of reserves of $6,173,000. As of June 30, 2000 $11,268,000 has been deferred and will be recognized in other income over the remaining period the related capital items are amortized. At June 30, 2000, the Company has a receivable of $17,427,000, which is net of reserves of $26,854,000 and advances of $78,505,000 from the insurance carriers which are still subject to settlement. Total cash proceeds through June 30, 2000 amount to $224,000,000.

BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. The BOF incident is expected to result in a total loss of approximately $10,000,000. All amounts in excess of the $2,500,000 deductible and an $800,000 reserve recorded in the second quarter are expected to be covered under the Company’s insurance program and are included in the recovery — related receivable and other income.

With respect to unsettled matters in the insurance claims discussed above, the Company continues to discuss the determination of the total claims with its insurers. The Company’s assessments of probability with respect to the receivables were made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claims, the Company is presently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

In addition to costs discussed above, the Company is evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based upon the available information, in 1999, the Company recorded a $3,000,000 reserve for its share of the minimum estimated cost to mitigate further environmental contamination at the Powerhouse. If the abatement costs exceed $3,000,000, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and six-month periods ended June 30, 2000 and 1999. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices higher than average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2010.

	For the Quarter Ended June 30

	2000		1999

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	-		16,467	$8.75

Anti-dilutive Securities	656,450	$7.88 - $28.88	370,025	$11.44 - $28.88

		For the Six Months Ended June 30

	2000		1999

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		32,336	$8.75

Anti-dilutive Securities	656,450	$7.88 - $28.88	370,025	$11.44 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended June 30, 2000 and 1999

      Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”) increased 59.5% in the second quarter of 2000 to $276.2 million from $173.2 million in the second quarter of 1999, an increase of $103.0 million. The increase in total sales was caused principally by an increase in steel product shipments. Shipments increased 71.5% in the second quarter of 2000 to 638,000 net tons from 372,000 net tons in the second quarter of 1999, an increase of 266,000 net tons. Rouge Steel Company’s (“Rouge Steel’s”) shipments were lower in the second quarter of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”). The Company lost approximately 450,000 tons of slab production in the second quarter of 1999. A portion of the lost production was made up by purchased slabs and coils. The effect on the Company of the increase in total sales resulting from higher shipments in the second quarter of 2000 was partially offset by lower steel product selling prices and a less favorable product mix.

      Costs and Expenses. Total costs and expenses increased 17.1% in the second quarter of 2000 to $306.4 million from $261.7 million in the second quarter of 1999, an increase of $44.7 million. Costs of goods sold increased 19.1% in the second quarter of 2000 to $284.9 million from $239.2 million in the second quarter of 1999, an increase of $45.7 million. The higher costs of goods sold was due to the lower shipments in 1999 resulting from the lost production discussed above, largely offset by lower costs related to the Powerhouse explosion and the less favorable product mix. Rouge Steel recorded continuing expenses associated with its steel making plant in the second quarter of 1999 even though its primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, did not resume production until May. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. In the second quarter of 2000, the Powerhouse-explosion related costs were lower than 1999. Costs of goods sold in the second quarter of 2000 was 100.5% of total sales, down from 138.1% of total sales in the second quarter of 1999. See “Powerhouse Explosion and Insurance Claim.”

      Operating Loss. The operating loss in the second quarter of 2000 was $30.2 million compared to an operating loss of $88.4 million in the second quarter of 1999, a decrease of $58.2 million. The decrease in the operating loss was primarily due to the effect on 1999 of the Powerhouse explosion discussed above.

      Insurance Recovery. The Company recognized $40.1 million of income in the second quarter of 2000 for settled and anticipated insurance proceeds compared to $64.0 million in the second quarter of 1999, a decrease of $23.9 million. The Company reached a partial settlement of its first-party claim in the second quarter of 2000 which resulted in $21.6 million of recoveries in excess of previously recorded amounts. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption of operations. The Company expects that the Powerhouse insurance claim may take another year to settle. Since the claim is not fully settled, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See “Powerhouse Explosion and Insurance Claim.”

      Income Tax (Provision) Benefit. The income tax provision in the second quarter of 2000 was $3.3 million compared to an income tax benefit of $10.4 million in the second quarter of 1999. The income tax provision in the second quarter of 2000 was a function of taxable income.

      Net Income (Loss). Net income in the second quarter of 2000 was $6.9 million compared to a net loss of $14.8 million in the second quarter of 1999 primarily due to the Powerhouse explosion first-party settlement during 2000.

Comparison of the Six — Month Periods Ended June 30, 2000 and 1999

      Total Sales. Total sales increased 45.2% in the first half of 2000 to $591.1 million from $407.2 million in the first half of 1999, an increase of $183.9 million. The increase in total sales was caused principally by higher steel product shipments. Steel product shipments increased 51.4% in the first half of 2000 to 1,382,000 net tons from 913,000 net tons in the first half of 1999, an increase of 469,000 net tons. Rouge Steel’s shipments were lower in the first half of 1999 primarily because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the Company of the increase in total sales resulting from higher shipments in the first half of 2000 was partially offset by a less favorable product mix.

      Costs and Expenses. Total costs and expenses increased 15.2% in the first half of 2000 to $657.0 million from $570.5 million in the first half of 1999, an increase of $86.5 million. Costs of goods sold increased 14.0% in the first half of 2000 to $612.9 million from $537.5 million in the first half of 1999, an increase of $75.4 million. The higher costs of goods sold in 2000 was primarily due to the lower shipments in 1999 resulting from the lost production discussed above and the cost associated with four unplanned outages in the first quarter of 2000, largely offset by lower costs related to the Powerhouse explosion and the less favorable product mix. Rouge Steel recorded continuing expenses associated with its steel making plant in the first half of 1999 despite the fact that the entire plant was shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, did not resume production until May.

      Additionally the Company recorded expenses for non-capital repairs to its damaged property. Costs of goods sold in the first half of 2000 was 103.7% of total sales, compared to 132.0% of total sales in the first half of 1999. Depreciation and amortization increased in the first half of 2000 to $29.8 million from $21.0 million in the first half of 1999, an increase of $8.8 million. The increase in depreciation and amortization reflects the completion of major capital projects as well as the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed in service. The first half of 2000 included six months of the amortization ($17.7 million) compared to three months in the first half of 1999 ($9.8 million). See “Powerhouse Explosion and Insurance Claim.”

      Operating Loss. The operating loss decreased 59.6% in the first half of 2000 to $66.0 million from $163.4 million in the first half of 1999, a decrease of $97.4 million. The decrease in operating loss was primarily due to the Powerhouse explosion discussed above.

      Insurance Recovery. The Company recognized $55.7 million of income in the first half of 2000 for settled and anticipated insurance proceeds compared to $122.4 million in the first half of 1999, a decrease of $66.7 million. The Company reached a partial settlement of its first-party claim in the first half of 2000 which resulted in $21.6 million of recoveries in excess of previously recorded amounts. See “Powerhouse Explosion and Insurance Claim.”

      Income Tax (Provision) Benefit. The income tax benefit decreased 74.4% in the first half of 2000 to $4.5 million from $17.6 million in the first half of 1999, a decrease of $13.1 million. The income tax benefits were a function of the losses incurred.

      Net Loss. The net loss decreased 77.1% in the first half of 2000 to $6.0 million from $26.4 million in the first half of 1999, a decrease of $20.4 million.

Liquidity and Capital Resources

      Cash Flows from Operating Activities. Net cash provided by operating activities increased 186.2% in the first half of 2000 to $118.0 million from $41.2 million in the first half of 1999, an increase of $76.8 million. The increase in net cash provided by operating activities was primarily attributable to the Powerhouse explosion and the resulting net loss representing a use of cash in 1999.

      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 55.8% in the first half of 2000 to $25.9 million from $16.6 million in the first half of 1999, an increase of $9.3 million. The expenditures made in the first half of 2000 were primarily to partially pay for the steam boilers which were installed after the Powerhouse explosion. During the remainder of 2000, capital expenditures will be generally directed at improving plant efficiency and product quality.

      Credit Facility. Rouge Steel has a $125 million, revolving loan commitment under a credit agreement (the “Credit Agreement”). On December 31, 2000, $25 million of the commitments of the banks will expire with the remaining $100 million expiring on December 16, 2002. The Company had borrowings of $54.3 million under the facility as of June 30, 2000. The Company believes that net income and funds available under its credit facilities, along with anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements.

Powerhouse Explosion and Insurance Claims

      Powerhouse Explosion. On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in the temporary shutdown of Rouge Steel’s steel making facilities. The Powerhouse is owned 60% by

Rouge Steel and 40% by Ford Motor Company (“Ford”). Ford was responsible for the day-to-day management, operation and maintenance of the Powerhouse.

      The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and certain Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company’s loss from the Powerhouse explosion are being capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) which exceed the net book value of the property written off are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

      During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement:

a)	Excess utility costs — During the period of indemnity, the Company’s insurers have agreed to pay any excess utility costs above the costs that would have been incurred under the old Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16.4 million of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred on a quarterly basis.

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company's production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will be used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $2.4 million per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas which is being flared. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred on a quarterly basis.

c)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, a temporary electrical distribution system was installed. Although the temporary steam and electrical distribution systems have been in use for more than a year, the total costs are not known. The partial settlement included payments of $58.9 million for the temporary boilers against a claim which is expected to be approximately $61.8 million and payments of $7.6 million for the temporary electrical distribution system against a claim which is expected to be approximately $7.6 million. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

      The partial settlement resulted in net recoveries of $21.6 million in excess of amounts previously recognized.

      Pursuant to the accounting methodology described above, with respect to items not fully settled, for the second quarter of 2000, the Company recorded recoverable insurance proceeds of $19.3 million net of reserves of $6.2 million. As of June 30, 2000, $11.3 million has been deferred and will be recognized in other income over the remaining period the related capital items are amortized. At June 30, 2000, the Company has a receivable with respect to the Powerhouse explosion of $17.4 million, which is net of reserves of $26.9 million and advances of $78.5 million from the insurance carriers which are still subject to settlement. Total cash proceeds through      June 30, 2000 amount to $224.0 million. The insurance recovery — related receivable presented on the Company’s consolidated balance sheet as of June 30, 2000 includes amounts for the Powerhouse explosion insurance claim as well as $6.7 million for the first quarter 2000 BOF incident.

      BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. The BOF incident is expected to result in a total loss of approximately $10 million. All amounts in excess of the $2.5 million deductible and an $800,000 reserve recorded in the second quarter are expected to be covered under the Company’s insurance program and are included in the recovery — related receivable and other income.

      With respect to the unsettled matters in the insurance claims discussed above, the Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company.

      In addition to costs discussed above, the Company is evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based on the available information, in 1999, the Company recorded a $3.0 million reserve for its share of the minimum estimated cost to mitigate further environmental contamination at the Powerhouse. If the abatement costs exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

      The Company expects to fund the cash needs relating to the matters noted above from bank borrowings, insurance proceeds and working capital.

Recent Developments

      Steel Market. The Company has recently encountered weakened steel demand and spot market pricing. The Company believes that the conditions contributing to the steel market deterioration are a result of inventory corrections, increased imports and concerns about the economy in light of higher interest rates and may be temporary.

       Labor Contract. On June 30, 2000, Rouge Steel and the United Auto Workers reached a tentative settlement agreement on a new four-year collective bargaining agreement covering Rouge Steel’s 2,400 production and maintenance employees. Although ratification of the early settlement was not successful, the Company has resumed discussions with the UAW in hopes of a timely and amicable resolution prior to the August 1, 2000 expiration of the present agreement.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

      The matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost reduction strategies, product mix, anticipated capital expenditures, and other future plans and strategies.

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) uncertainty related to the Powerhouse explosion and the Company’s ability to resolve the insurance claim and (vii) higher than expected operating costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Rouge Industries’ Annual Meeting of Stockholders was held on May 11, 2000. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

1)	Both nominees for Class III Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Withheld
Clayton P. Shannon	21,642,592	175,823

Carl L. Valdiserri	19,693,357	2,125,058

2)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2000 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain
Ratification of the appointment of PricewaterhouseCoopers LLP as Rouge Industries’ independent public accountants for the fiscal year ending December 31, 2000	21,703,546	55,586	59,283

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit
15	PricewaterhouseCoopers LLP Awareness Letter

24

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2000	ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri Name: Carl L. Valdiserri Title: Chairman of the Board and Chief Executive Officer

Date: July 28, 2000	By: /s/ Gary P. Latendresse Name: Gary P. Latendresse Title: Vice Chairman and Chief Financial Officer

25

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

27	Financial Data Schedule