Form 10-Q
period 2000-09-30
ROUGE INDUSTRIES INC
filed 2000-10-27
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ______________

Commission File Number 1-12852

ROUGE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3340770

(State of Incorporation)	(I.R.S. Employer Identification No.)

3001 Miller Road, P.O. Box 1699, Dearborn, MI 48121-1699
(Address of principal executive offices)

(313) 317-8900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of common stock issued and outstanding as of October 25, 2000 was 22,202,272 which includes 15,061,872 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Report of Independent Accountants	3

Consolidated Balance Sheets	4

Consolidated Statements of Operations	6

Consolidated Statements of Changes in Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 6. Exhibits and Reports on Form 8-K	26

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 13 of this report on Form 10-Q as of September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 and 1999. This financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2000, except as to Note 12 which is as of March 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
October 20, 2000

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30	December 31
	2000	1999

	Unaudited

Assets

Current Assets

Cash and Cash Equivalents	$3,844	$1,861

Accounts Receivable

Trade and Other (Net of Allowances

of $11,067 and $17,937)	144,406	135,588

Insurance Recovery	17,157	43,085

Affiliates	2,201	2,643

Inventories	242,014	269,808

Other Current Assets	14,216	27,530

Total Current Assets	423,838	480,515

Property, Plant, and Equipment
Land	360	360

Buildings and Improvements	23,122	23,000

Machinery and Equipment	377,349	363,406

Construction in Progress	12,721	13,145

Subtotal	413,552	399,911

Less: Accumulated Depreciation	(164,259)	(121,301)

Net Property, Plant, and Equipment	249,293	278,610

Investment in Unconsolidated Subsidiaries	69,011	71,258

Deferred Taxes	48,952	23,108

Deferred Charges and Other	17,085	14,115

Total Assets	$808,179	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	September 30	December 31
	2000	1999

	Unaudited

Current Liabilities

Accounts Payable

Trade	$183,924	$191,737

Affiliates	8,239	9,890

Accrued Vacation Pay	10,942	10,484

Deferred Insurance Recovery	30,876	24,671

Current Portion of Long-Term Debt	—	4,800

Taxes Other than Income	7,771	4,506

Other Accrued Liabilities	37,962	36,129

Total Current Liabilities	279,714	282,217

Long-Term Debt	49,400	100,000

Other Postretirement Benefits	71,326	63,936

Other Liabilities	12,100	11,678

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity

Common Stock

Class A, 80,000,000 shares authorized with 15,039,255 and

14,570,511 issued and outstanding as of September 30, 2000 and

December 31, 1999, respectively	150	146

Class B, 8,690,400 shares authorized with 7,140,400 and 7,562,400 issued and outstanding as of September 30, 2000 and

December 31, 1999, respectively	72	76

Capital in Excess of Par Value	130,115	129,943

Retained Earnings	268,101	282,409

Accumulated Other Comprehensive Income (Loss)	(2,799)	(2,799)

Total Stockholders’ Equity	395,639	409,775

Total Liabilities and Stockholders’ Equity	$808,179	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Sales

Unaffiliated Customers	$251,316	$249,336	$824,787	$633,597

Affiliates	6,615	11,817	24,187	34,706

Total Sales	257,931	261,153	848,974	668,303

Costs and Expenses

Costs of Goods Sold	267,752	283,294	880,618	820,777

Depreciation and Amortization	13,803	19,915	43,567	40,942

Selling and Administrative Expenses	6,497	5,693	20,912	20,606

Amortization of Excess of Net Assets Acquired

Over Cost	—	(1,449)	—	(4,347)

Total Costs and Expenses	288,052	307,453	945,097	877,978

Operating Loss	(30,121)	(46,300)	(96,123)	(209,675)

Interest Income	139	200	840	572

Interest Expense	(876)	(1,180)	(3,939)	(1,693)

Insurance Recovery	13,233	26,841	68,911	149,249

Other — Net	366	1,407	1,314	(1,189)

Loss Before Income Taxes and Equity

in Unconsolidated Subsidiaries	(17,259)	(19,032)	(28,997)	(62,736)

Income Tax Benefit	10,239	7,600	14,745	25,236

Loss Before Equity in

Unconsolidated Subsidiaries	(7,020)	(11,432)	(14,252)	(37,500)

Equity in Unconsolidated Subsidiaries	741	482	1,937	141

Net Loss	$(6,279)	$(10,950)	$(12,315)	$(37,359)

Per Share Amounts

Net Loss — Basic and Diluted	$(0.28)	$(0.49)	$(0.56)	$(1.69)

Cash Dividends Declared	$0.03	$0.03	$0.09	$0.09

Weighted Average Shares Outstanding	22,145,791	22,130,462	22,138,529	22,118,142

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2000	September 30, 2000

Common Stock

Beginning Balance	$222	$222

Common Stock Issued for Employee Benefit Plans	—	—

Ending Balance	222	222

Capital in Excess of Par Value

Beginning Balance	129,966	129,943

Common Stock Issued for Benefit Plans	149	172

Ending Balance	130,115	130,115

Retained Earnings

Beginning Balance	275,045	282,409

Net Loss and Comprehensive Loss	(6,279)	(12,315)

Cash Dividends Declared	(665)	(1,993)

Ending Balance	268,101	268,101

Accumulated Other Comprehensive Loss

Beginning and Ending Balance	(2,799)	(2,799)

Total Stockholders’ Equity	$395,639	$395,639

Comprehensive Loss

Net Loss and Comprehensive Loss	$(6,279)	$(12,315)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Unaudited

	For the Nine Months Ended
	September 30

	2000	1999

Cash Flows From Operating Activities

Net Loss	$(12,315)	$(37,359)

Adjustments to Reconcile Net Loss to Net Cash

Provided By (Used for) Operating Activities:

Deferred Taxes	(9,490)	(25,194)

Depreciation and Amortization	43,567	40,942

Equity in Unconsolidated Subsidiaries

	(1,937)	(141)

Amortization of Excess of Net Assets Acquired Over Cost	—	(4,347)

Common Stock Issued for Benefit Plans	172	475

Changes in Assets and Liabilities:

Accounts Receivable	17,553	(106,522)

Inventories	29,943	18,804

Prepaid Expenses	(6,987)	651

Accounts Payable and Accrued Liabilities	18,350	42,825

Deferred Insurance Recovery	6,205	39,951

Other — Net	—	2,083

Net Cash Provided by (Used for) Operating Activities	85,061	(27,832)

Cash Flows From Investing Activities

Capital Expenditures	(28,838)	(21,219)

Investment in Unconsolidated Subsidiaries	(1,008)	(546)

Distributions from Unconsolidated Subsidiaries	4,267	308

Other — Net	(106)	—

Net Cash Used for Investing Activities	(25,685)	(21,457)

Cash Flows From Financing Activities

Drawdowns on Revolving Line	290,500	326,800

Principal Payments on Revolving Line	(345,900)	(268,800)

Cash Dividend Payments	(1,993)	(1,992)

Net Cash Provided by (Used for) Financing Activities	(57,393)	56,008

Net Increase in Cash and Cash Equivalents	1,983	6,719

Cash and Cash Equivalents — Beginning of Period	1,861	2,418

Cash and Cash Equivalents — End of Period	$3,844	$9,137

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited; however, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note 4. During the third quarter of 2000, the Company’s assessment of its deferred tax assets and the related valuation allowance resulted in a net benefit of $4,400,000, which was included in the tax provision for the period. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2000.

During the fourth quarter of 2000, the Company will adopt Staff Accounting Bulletin 101, “Revenue Recognition” and Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” During the first quarter of 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Although these pronouncements are not expected to have a significant impact on the Company’s results of operations or financial position, the Company continues to evaluate the full extent of such impact.

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

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	September 30	December 31
	2000	1999

	Unaudited

Production Raw Materials	$57,340	$79,434

Semifinished and Finished Steel Products	178,460	182,517

Total Production at FIFO	235,800	261,951

LIFO Reserve	(9,958)	(9,214)

Total Production at LIFO	225,842	252,737

Nonproduction and Sundry	16,172	17,071

Total Inventories	$242,014	$269,808

NOTE 3 — DEBT

During the second quarter of 2000, Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, executed an amendment (the “Amendment”) to its $125,000,000, revolving loan facility (the “Credit Agreement”). The Amendment changed, among other things, (i) a financial covenant, with which the Company would have been out of compliance and (ii) the expiration date of $25,000,000 of the commitments of the banks under the Credit Agreement. On December 31, 2000, $25,000,000 of the commitments will expire with the remaining $100,000,000 expiring on December 16, 2002. In addition, the Amendment includes provisions which would result in the loan becoming secured upon an Event of Default. Interest on loans made under the amended Credit Agreement is calculated using one of two methods. Loans under the base rate option are charged interest equal to the higher of the prime rate or the federal funds rate plus 0.5%. Loans under the LIBOR option are charged interest at the London Interbank Offered Rate plus a margin ranging from 0.725% to 1.20%, depending on the Company’s debt to EBITDA ratio at the time of borrowing.

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

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to capital improvements incurred to mitigate the Company’s loss from the Powerhouse explosion have been capitalized and are being amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company's insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 may be denied, a prospect the Company will vigorously contest. The business interruption issues that remain open for subsequent settlement are listed below.

1)	Excess utility costs — During the period of indemnity, the Company’s insurers have agreed to pay any excess utility costs above the costs that would have been incurred under the Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16,382,000 of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred.

2)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $2,400,000 per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas which is being flared during the period of indemnity. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred.

3)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, a temporary electrical distribution system was installed. Although the temporary steam and electrical distribution systems have been in use for more than a year, all of the invoices have not been received by Rouge Steel and reviewed by the insurers. The partial settlement included payments of $58,941,000 for the temporary boilers against a claim which is expected to be approximately $60,400,000 and payments of $7,564,000 for the temporary electrical distribution system against a claim which is expected to be approximately $11,200,000. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

During the second quarter of 2000, the partial first-party settlement resulted in net recoveries of $21,584,000 in excess of amounts previously recognized. During the third quarter of 2000, the Company received a cash advance of $9,800,000 related to the open business interruption issues.

Pursuant to the accounting methodology described above, with respect to items not fully settled, during the third quarter of 2000, the Company recorded recoverable insurance proceeds of $13,233,000. As of September 30, 2000, $5,876,000 has been deferred and will be recognized in income over the period the related capital items are amortized. During the third quarter, the Company received an advance of $25,000,000 related to the Powerhouse claim, which has been deferred and will be recognized in income in future periods as certain costs are incurred or when the claim is settled. At September 30, 2000, the Company has a receivable with respect to the Powerhouse explosion of $11,815,000, which is net of reserves of $26,874,000 and advances from the insurance carriers of $88,261,000. Total cash proceeds through September 30, 2000 amount to $258,800,000.

With respect to unsettled matters in the Powerhouse insurance claim discussed above, the Company continues to discuss the determination of the total claim with its insurers. The Company’s assessments of probability with respect to the receivables were made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is presently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

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

BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. A $2,500,000 deductible and $7,500,000 of recoverable insurance proceeds were recorded in the first quarter and an $800,000 reserve was recorded in the second quarter. The Company settled the BOF claim in the third quarter for an amount which was not materially different than amounts previously recorded. The recovery — related receivable includes $5,342,000 associated with the BOF incident.

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and nine-month periods ended September 30, 2000 and 1999. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently higher than the average market price of the Company’s Class A Common Stock. All of the stock options will expire between 2004 and 2010.

	For the Quarter Ended September 30

	2000		1999

				Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		—

Anti-dilutive Securities	656,450	$7.88 - $28.88	542,425	$8.75 - $28.88

	For the Nine Months Ended September 30

	2000		1999

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		170,800	$8.75

Anti-dilutive Securities	656,450	$7.88 - $28.88	341,950	$11.44 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Comparison of the Three — Month Periods Ended September 30, 2000 and 1999

      Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) decreased 1.2% in the third quarter of 2000 to $257.9 million from $261.1 million in the third quarter of 1999, a decrease of $3.2 million. The decrease in total sales resulted from lower steel product shipments partially offset by improved prices since the third quarter of 1999 and improved product mix. Steel product shipments decreased 7.3% in the third quarter of 2000 to 622,000 net tons from 671,000 net tons in the third quarter of 1999, a decrease of 49,000 net tons. Since the third quarter of 1999, there have been three spot market price increases. In the third quarter of 2000, although prices dropped significantly from the second quarter, the average quarter prices were higher than a year ago. Steel product shipments were higher in the third quarter of 1999, but the Company had taken orders in less profitable markets to compensate for orders lost when, during the production outage related to the Rouge Complex Powerhouse (the “Powerhouse”) explosion, customers in more profitable markets placed orders with other steel companies through September. The absence of these less profitable orders resulted in a mix improvement in the third quarter of 2000.

      Costs and Expenses. Total costs and expenses decreased 6.3% in the third quarter of 2000 to $288.1 million from $307.5 million in the third quarter of 1999, a decrease of $19.4 million. Costs of goods sold decreased 5.5% in the third quarter of 2000 to $267.8 million from $283.3 million in the third quarter of 1999, a decrease of $15.5 million. The decrease in costs of goods sold was due to the lower steel product shipments discussed above and lower costs related to the Powerhouse explosion. Costs of goods sold in the third quarter of 2000 was 103.8% of total sales compared to 108.5% of total sales in the third quarter of 1999. Depreciation and amortization decreased 30.7% in the third quarter of 2000 to $13.8 million from $19.9 million in the third quarter of 1999, a decrease of $6.1 million. The lower depreciation and amortization expense is primarily attributable to lower amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity until the new power plant is placed into service. Last year, it was believed that the new power plant would be placed into service in the third quarter of 2000; therefore, the amortization period was only 13 months. It is now believed that the new power plant will not be placed into service until early 2001. The longer assumed amortization period caused the amount amortized in the third quarter of 2000 to be lower than the amount amortized in the third quarter of 1999. See “Powerhouse Explosion and Insurance Claims.”

      Operating Loss. The operating loss decreased 34.9% in the third quarter of 2000 to $30.1 million from $46.3 million in the third quarter of 1999, a decrease of $16.2 million. The decrease in operating loss was primarily due to higher costs from the Powerhouse explosion last year partially offset by lower shipments this year.

      Insurance Recovery. The Company recognized $13.2 million of income in the third quarter of 2000 for anticipated insurance recovery compared to $26.8 million in the third quarter of 1999, a decrease of $13.6 million. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption. The Company reached a partial settlement of its first-party claim in the second quarter of 2000; however, it is expected that the Powerhouse insurance claim may take another several months to settle. Since the claim is not fully settled, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See “Powerhouse Explosion and Insurance Claims.”

      Income Tax Benefit. The income tax benefit increased 34.7% in the third quarter of 2000 to $10.2 million from $7.6 million in the third quarter of 1999, an increase of $2.6 million. The income tax benefit in the third quarter of 1999 was a function of the loss incurred. In the third quarter of

2000, the income tax benefit reflected the loss incurred plus a net benefit of $4.4 million, which reflected the Company’s assessment of its deferred tax assets and the change in the related valuation allowance.

      Net Loss. The net loss decreased 42.7% in the third quarter of 2000 to $6.3 million from $11.0 million in the third quarter of 1999, a decrease of $4.7 million. The decrease was primarily due to lower Powerhouse explosion - related costs, partially offset by lower steel product shipments and the change in the income tax valuation allowance discussed above.

Comparison of the Nine — Month Periods Ended September 30, 2000 and 1999

      Total Sales. Total sales increased 27.0% in the first nine months of 2000 to $849.0 million from $668.3 million in the first nine months of 1999, an increase of $180.7 million. The increase in total sales in the first nine months of 2000 was caused principally by higher steel product shipments. Steel product shipments increased 26.5% in the first nine months of 2000 to 2,004,000 net tons from 1,584,000 net tons in the first nine months of 1999, an increase of 420,000 net tons. Rouge Industries’ shipments were lower in the first nine months of 1999 because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the Company of the increase in total sales in the first nine months of 2000 resulting from higher shipments was partially offset by a less favorable product mix.

      Costs and Expenses. Total costs and expenses increased 7.6% in the first nine months of 2000 to $945.1 million from $878.0 million in the first nine months of 1999, an increase of $67.1 million. Costs of goods sold increased 7.3% in the first nine months of 2000 to $880.6 million from $820.8 million in the first nine months of 1999, an increase of $59.8 million. The increase in costs of goods sold was primarily due to higher steel product shipments in the first nine months of 2000 resulting from the lost production in 1999 discussed above, largely offset by lower costs in 2000 related to the Powerhouse explosion in 1999. Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, recorded continuing expenses associated with its steel making plant in the first nine months of 1999 despite the entire plant being shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, not resuming production until more than three months after the Powerhouse explosion. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. Costs of goods sold in the first nine months of 2000 was 103.7% of total sales compared to 122.8% of total sales in the first nine months of 1999. Depreciation and amortization increased 6.4% in the first nine months of 2000 to $43.6 million from $41.0 million in the first nine months of 1999, an increase of $2.6 million. The higher depreciation and amortization expense in 2000 reflects nine months of amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity until the new power plant is placed into service. The first nine months of 1999 included fewer months of such amortization because the facilities were not capitalized until March and May. See “Powerhouse Explosion and Insurance Claims.”

      Operating Loss. The operating loss decreased 54.2% in the first nine months of 2000 to $96.1 million from $209.7 million in the first nine months of 1999, a decrease of $113.6 million. The decrease in the operating loss was primarily due to the Powerhouse explosion in 1999 discussed above.

      Insurance Recovery. The Company recognized $68.9 million of income in the first nine months of 2000 for anticipated insurance proceeds compared to $149.2 million in the first nine months of 1999, a decrease of $80.3 million. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company reached a partial settlement of its first-party claim in the second quarter of 2000, however it is expected that the Powerhouse insurance claim may take another several months to settle. Since the claim is not fully settled, the Company is unable to accurately estimate the extent of its exposure to unrecoverable losses incurred as a result of the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See “Powerhouse Explosion and Insurance Claims.”

      Income Tax Benefit. The income tax benefit decreased 41.6% in the first nine months of 2000 to $14.7 million from $25.2 million in the first nine months of 1999, a decrease of $10.5 million. The income tax benefit in the first nine months of 1999 was a function of the loss incurred. In the first nine months of 2000, the income tax benefit reflected the loss incurred plus a net benefit of $4.4 million, which reflected the Company’s assessment of its deferred tax assets and the change in the related valuation allowance.

      Net Loss. The net loss decreased 67.0% in the first nine months of 2000 to $12.3 million from $37.4 million in the first nine months of 1999, a decrease of $25.1 million. The lower net loss was primarily due to lower expenses related to the Powerhouse explosion in the first nine months of 2000, partially offset by the change in the income tax valuation allowance discussed above.

Financial Condition, Liquidity and Capital Resources

      Cash and cash equivalents on September 30, 2000 totaled $3.8 million compared to $1.9 million on December 31, 1999, an increase of $1.9 million. Cash used for financing activities and capital expenditures offset cash provided by operating activities during the first nine months of 2000.

      Cash Flows from Operating Activities. Net cash provided by operating activities was $85.1 million in the first nine months of 2000 compared to net cash used for operating activities of $27.8 million in the first nine months of 1999. The net cash provided by operating activities was primarily attributable to lower net loss, accounts receivable, and inventories.

      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased 37.1% in the first nine months of 2000 to $29.8 million from $21.8 million in the first nine months of 1999, an increase of $8.0 million. The expenditures made in the first nine months of 2000 were primarily for the temporary steam boilers which were installed after the Powerhouse explosion and the permanent electrical distribution facility being constructed to replace those facilities destroyed in the Powerhouse explosion. Other expenditures were made to modernize and expand the Company’s facilities. During the remainder of 2000, capital expenditures will be generally directed toward non-discretionary projects designed to maintain the Company’s facilities.

      Credit Facility. Rouge Steel, a wholly-owned subsidiary of Rouge Industries, has a $125 million revolving loan commitment under a credit agreement (the “Credit Agreement”). On December 31, 2000, $25 million of the commitments of the banks will expire with the remaining $100 million expiring on December 16, 2002. Rouge Steel had borrowings of $49.4 million under the Credit Agreement as of September 30, 2000. In addition to the Credit Agreement, the Company is currently negotiating an additional credit facility. It is expected that once this new facility is put into place, the borrowing capacity of the Company will be $175 million. The Company believes that cash flows from operations and funds available under its credit facilities, along with anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements.

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

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to temporary steam boilers and electrical distribution equipment which were procured to mitigate the Company’s loss from the Powerhouse explosion have been capitalized and are being amortized over their estimated useful lives. Insurance recoveries relating to these items are being recognized over the same periods. The amount capitalized for these temporary facilities was approximately $71.6 million.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Any proceeds from the property damage claims (other than amounts relating to repairs discussed in 1. above) which exceed the net book value of the property written off are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded as the claims are settled and proceeds are received.

        During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company's insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 may be denied, a prospect the Company will vigorously contest. The business interruption issues that remain open for the subsequent settlement are listed below.

1)	Excess utility costs — During the period of indemnity, the Company’s insurers have agreed to pay any excess utility costs above the costs that would have been incurred under the Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16.4 million of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred.

2)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will be used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $2.4 million per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas which is being flared during the period of indemnity. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred.

3)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, a temporary electrical distribution system was installed. Although the temporary steam and electrical distribution systems have been in use for more than a year, all of the invoices have not been received by Rouge Steel and reviewed by the insurers. The partial settlement included payments of $58.9 million for the temporary boilers against a claim which is expected to be approximately $60.4 million and payments of $7.6 million for the temporary electrical distribution system against a claim which is expected to be approximately $11.2 million. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

      During the second quarter of 2000, the partial first-party settlement resulted in net recoveries of $21.6 million in excess of amounts previously recognized. During the third quarter of 2000, the Company received a cash advance of $9.8 million related to the open business interruption issues.

      Pursuant to the accounting methodology described above, with respect to items not fully settled, during the third quarter of 2000, the Company recorded recoverable insurance proceeds of $13.2 million. As of September 30, 2000, $5.9 million has been deferred and will be recognized in income over the remaining period the related capital items are amortized. During the third quarter, the Company received an advance of $25.0 million related to the Powerhouse claim, which has been deferred and will be recognized in income in future periods as certain costs are incurred or when the claim is settled. At September 30, 2000, the Company has a receivable with respect to the Powerhouse explosion of $11.8 million, which is net of reserves of $26.9 million and advances of $88.3 million from the insurance carriers. Total cash proceeds through September 30, 2000 amount to $258.8 million.

      With respect to the unsettled matters in the Powerhouse insurance claim discussed above, the Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivable was made based on discussions with insurers and legal and financial experts retained to assist in the claims process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claims information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is presently unable to definitively estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

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

      BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. A $2.5 million deductible and $7,500,000 of recoverable insurance proceeds were recorded in the first quarter and an $800,000 reserve was recorded in the second quarter. The Company settled the BOF claim in the third quarter for an amount which was not materially different than amounts previously recorded. The recovery — related receivable includes $5.3 million associated with the BOF incident.

Recent Developments

      Steel Market. The Company has encountered weakened steel demand and spot market pricing. The Company believes that the conditions contributing to the steel market deterioration are a result of inventory corrections, increased imports and concerns about the economy in light of higher interest rates and are likely to continue into the first quarter of 2001.

      Labor Contract. On August 9, 2000, the United Auto Workers ratified a new four-year contract covering Rouge Steel’s 2,400 production and maintenance employees. This new contract provides for wage and benefit improvements in each of the four years, expanded means for employees to participate in the success of the business and provisions for the Company to more effectively and efficiently utilize its work force.

      EVTAC Fire. On October 13, 2000, Eveleth Mines LLC (“EVTAC”) the Company’s 45%- owned pellet producing subsidiary, experienced a fire in its pellet load-out conveyor system which caused a complete cessation of iron ore pellet production. Preliminary estimates of the loss prior to insurance recovery range from $11.0 million to $15.0 million, including property damage costs and the business interruption impact. The Company expects that EVTAC operations will be restored by early November using temporary conveyors. EVTAC’s insurance program provides coverage for property damage costs, business interruption losses, profit recovery, and loss mitigation expenditures in excess of a $500,000 property damage deductible and a five-day waiting period deductible on business interruption losses. The fire and subsequent outage are not expected to have a material impact on the Company’s ability to procure sufficient pellets for its operations.

      Recent Accounting Pronouncements. During the fourth quarter of 2000, the Company will adopt Staff Accounting Bulletin 101, “Revenue Recognition” and Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” During the first quarter of 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Although these pronouncements are not expected to have a significant impact on the Company’s results of operations or financial position, the Company continues to evaluate the full extent of such impact.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of
1995

      The matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among others, statements concerning projected levels of production, sales, shipments and income, pricing trends, cost reduction strategies, product mix, anticipated capital expenditures, insurance claims and other future plans and strategies.

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) uncertainty related to the Powerhouse explosion and the Company’s ability to resolve the insurance claim (vii) uncertainty related to the EVTAC fire and EVTAC’s ability to resolve the insurance claim and (viii) higher than expected operating costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)  The following exhibits are included in this report.

Exhibit Number 15	Description of Exhibit PricewaterhouseCoopers LLP Awareness Letter

27	Financial Data Schedule

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	October 26, 2000	ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri

Name: Carl L. Valdiserri

Title: Chairman of the Board and

Chief Executive Officer

Date:	October 26, 2000	By: /s/ Gary P. Latendresse

Name: Gary P. Latendresse

Title: Vice Chairman and

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number 15	Description of Exhibit PricewaterhouseCoopers LLP Awareness Letter

27	Financial Data Schedule