Form 10-K405
period 2000-12-31
ROUGE INDUSTRIES INC
filed 2001-03-16
CIK 918577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 1-12852

ROUGE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	38-3340770
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3001 Miller Road, P.O. Box 1699, Dearborn, Michigan (Address of principal executive offices)	48121-1699 (Zip Code)

(313) 317-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $0.01 par value	New York Stock Exchange

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

YES	NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based upon the closing price of the Class A Common Stock on February 28, 2001, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant’s Class A Common Stock held by nonaffiliates of registrant as of such date was $31,981,160.

      The number of shares of common stock issued and outstanding as of February 28, 2001 was 22,237,859. This amount includes 15,097,459 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2001 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

ROUGE INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Part II
Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.
Part III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
2nd Amendment to Credit Agreement
3rd Amendment to Credit Agreement
4th Amendment to Credit Agreement
5th Amendment to Credit Agreement
6th Amendment to Credit Agreement
Loan & Security Agreement
Amendment #1 to Oxygen Agreement
Amendment #2 to Oxygen Agreement
Electricity Sales Agreement
Steam Sales Agreement
Ground Lease
Purchase Option Agreement
Agreement for Easements
Blast Furnace Gas Agreement
Amend & Restated Information Serv. Agr.
Master Lease
Subsidiaries
Consent of Accountants

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

Item 1.     Business.

General

      Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, “Rouge Industries” or the “Company”), incorporated in 1996, is primarily engaged through its wholly-owned subsidiary, Rouge Steel Company (“Rouge Steel”) in the production of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and galvanized steel. The Company’s products generally command higher margins than commodity flat rolled carbon steel products. The Company’s products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry. These customers have exacting quality, delivery and service requirements. The Company’s ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

      Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation.

      On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. During the shutdown, the Company processed purchased slabs and coils, but the production interruption had a significant impact on Rouge Steel’s shipments, sales and costs and expenses. Comparisons between 2000 and 1999 may not be meaningful; therefore, 1998 information will be presented in discussions in the Business section of this Annual Report on Form 10-K for comparative purposes.

      The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000, there was intense downward pressure on prices caused by high levels of imports and a softening of demand for steel by the Company’s customers. The lower prices, the unprecedented increase in the cost of natural gas and the cash strain caused by the Powerhouse explosion have resulted in considerable pressure on the Company’s liquidity. The Company has responded to the liquidity stress by refinancing its long-term debt.

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

      The following table sets forth the percentage of Rouge Industries’ steel product revenues from hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel for the years from 1998 through 2000.

	Years Ended December 31

	2000	1999	1998

Hot Rolled	37.5%	37.3%	44.6%

Cold Rolled	25.5	27.4	30.5

Electrogalvanized	20.5	21.9	21.0

Hot Dip Galvanized	16.5	13.4	3.9

Total	100.0%	100.0%	100.0%

      Approximately one-half of the Company’s sales of hot rolled steel have been to the automotive market for wheels and structural components such as suspension arms, frames and seat frames. Rouge Steel also sells hot rolled steel in the non-automotive end user markets for the manufacture of roof decking, grating, guard rails and pipes and to converters and service centers to be further processed or sold directly to other end users. Cold rolled steel is sold by the Company for use in automotive parts, lighting fixtures, room dividers and doors, and for unexposed applications such as the manufacture of floor pans and tubing. Electrogalvanized products are sold to automotive customers for use as major automotive body panels such as doors, quarter panels and fenders. Hot dip galvanized products are sold to automotive, construction and service center customers for use in unexposed automotive parts, residential and commercial doors, duct work, computer chassis, grain bins and access flooring. The Company’s sales of hot dip galvanized steel have increased dramatically since 1998 as a result of its participation in Spartan Steel (as defined below). Spartan Steel began processing hot dip galvanized steel in mid-1998. The Company has replaced sales of hot rolled and cold rolled steel with hot dip galvanized steel. In 2000, approximately 16.5% of the Company’s shipments were hot dip galvanized steel. The Company does not expect that percentage to differ materially in the future.

      One of the Company’s primary objectives is to increase its production and sales of value-added products. In order to increase the Company’s capability to produce more sophisticated products as well as retain and add customers, the Company has six Michigan-based strategic joint ventures:

(i)	Double Eagle Steel Coating Company (“Double Eagle”), a joint venture with USX Corporation (“USX”), which produces electrogalvanized steel sold primarily to the automotive industry. The Double Eagle joint venture agreement is scheduled to expire in 2001, but the Company and USX are in discussions regarding its extension;

(ii)	Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”), a joint venture with Shiloh Industries, Inc. (“Shiloh”) which produces engineered steel blanks that the Company sells to its automotive customers;

(iii)	Spartan Steel Coating, L.L.C. (“Spartan Steel”), a joint venture with Worthington Industries, Inc. (together with its subsidiaries, “Worthington”) which produces hot dip galvanized steel primarily for automotive applications;

(iv)	TWB Company, L.L.C. (“TWB”), a joint venture with Worthington, Thyssen Inc., Bethlehem Blank Welding, Inc. and LTV Steel Company, Inc. which produces laser welded blanks sold primarily for automotive and other end use applications;

(v)	Delaco Processing, L.L.C. (“Delaco Steel Processing”), a joint venture with Delaco Supreme Tool & Gear Co. which slits steel coils to be sold to automotive customers and other end users; and

(vi)	Bing Blanking, L.L.C. (“Bing Blanking”), a joint venture with Bing Management II, L.L.C. which produces first operation blanks and roll formed parts primarily for the automotive industry.

      The Company has invested approximately $52.1 million in Spartan Steel and $6.5 million in TWB. In addition to small capital contributions (amounts less than $40,000 each), the Company guarantees loans for Shiloh of Michigan, Delaco Steel Processing and Bing Blanking. The guaranteed amounts at December 31, 2000 were $6.0 million, $2.4 million and $2.7 million, respectively.

      The objective of the Company’s joint ventures is to permit the Company to process a larger portion of its steel into higher margin, value-added coated and blanked products and, to a lesser extent, to provide it with an additional outlet for its hot rolled and cold rolled steel. Rouge Industries’ participation in joint ventures responds to the demand by its customers for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, participation in these joint ventures may provide opportunities for the Company to supply new customers. Each of the Company’s joint ventures processes the Company’s steel and passes charges along to Rouge Industries. The Company records these charges as a component of costs of goods sold.

      During 2000, the Company’s joint venture partner in Bing Blanking indicated a desire to exit the arrangement. The Company and a significant customer of the joint venture are continuing discussions regarding the future of Bing Blanking’s operations and activities. As a result of financial difficulties experienced by Bing Blanking and at the request of Bing Blanking’s lender, the Company placed $2.7 million on deposit with the bank as collateral against its guarantee of Bing Blanking’s loan. The Company also has a $3.0 million loan outstanding to Bing Blanking which is subordinated to Bing Blanking’s bank debt. During 2000, the Company recorded a reserve against its $3.0 million note receivable from Bing Blanking. The Company does not presently anticipate the need to fund the guarantees of Shiloh of Michigan or Delaco Steel Processing.

Markets and Customers

      Consistent with the Company’s goal to strengthen long-term customer relationships, customer service is a key component of Rouge Industries’ strategy and significant resources have been devoted toward that end. The Company has approximately 200 steel customers, virtually all of which are located within 350 miles of Rouge Steel’s integrated facility. The Company believes its proximity to its customers allows it to provide focused customer service and resources. The primary goal in this respect is to maintain and improve the Company’s responsiveness to customer needs in a continually changing competitive environment.

      Ford Motor Company (“Ford”), General Motors Corporation (“GM”) and DaimlerChrysler AG (“DaimlerChrysler”), the Company’s three largest customers, accounted for approximately 38%, 9% and 9%, respectively, of total sales in 2000. Sales to Ford, GM and DaimlerChrysler were 40%, 6% and 10%, respectively, of total sales in 1999 and 36%, 6% and 10%, respectively, of total sales in 1998. While the loss of Ford as a customer could have a materially adverse effect on the Company’s business, the Company believes that its relationship with Ford provides a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No single customer, other than Ford or DaimlerChrysler, has accounted for more than 10% of the Company’s total sales over the past three years. The Company’s ten largest customers in the aggregate accounted for approximately 74% of total sales in 2000 and approximately 72% of total sales in 1999. For 2000, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 4.3%.

      The Company’s primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company’s steel product revenues from various markets for the years ended December 31, 1998 through 2000.

	Years Ended December 31

	2000	1999	1998

Automotive	61.7%	63.0%	67.0%

Converters	9.3	7.5	13.5

Service Centers	28.2	27.2	16.7

Other End Users	0.8	2.3	2.8

Total	100.0%	100.0%	100.0%

      Automotive. The Company is a significant supplier of hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces. The Company’s steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The automotive market comprised 61.7% of the Company’s steel product revenues in 2000 down from 63.0% in 1999.

      Sales to Ford, the Company’s largest customer, accounted for approximately 38% of total sales in 2000, 40% of total sales in 1999 and 36% of total sales in 1998. In addition to its relationship with Ford, the Company has diversified its automotive customer base. Until the early 1990’s, the Company sold only a small amount of steel to DaimlerChrysler and had no direct sales to GM. Sales to GM, the Company’s second largest customer, were approximately 9% of total sales in 2000 and 6% of total sales in 1999 and 1998. Sales to DaimlerChrysler, the Company’s third largest customer, were approximately 9% of total sales in 2000 and 10% of total sales in 1999 and 1998. The Company believes that its ability to provide the sophisticated grades of steel required for automotive applications combined with its ability to provide competitive pricing, quality and delivery prompted DaimlerChrysler and GM to begin purchasing significant quantities of hot rolled, cold rolled and galvanized steel from the Company.

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

      Order Status. The order load was 330,000 net tons at December 31, 2000, compared to 617,000 net tons at December 31, 1999. All orders related to the order load at December 31, 2000 are expected to be shipped during the first half of 2001. The order load represents orders received but not yet filled. The decrease in the order load reflects weak demand for the Company’s products late in 2000 caused by difficult steel market conditions discussed above. See “— General.”

Raw Materials and Energy Sources

      The principal raw materials and energy sources used by Rouge Steel in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Coke, iron ore pellets, electricity, steam, oxygen and nitrogen are predominantly purchased pursuant to long-term or annual agreements. The other raw materials and energy sources are generally purchased in the open market from various sources. Certain of the purchased raw materials and energy sources are not covered by long-term contracts and, therefore, availability and price are subject to market conditions.

      Coke. Coke represents the Company’s single largest raw material expenditure. The Company does not produce coke and, as a consequence, relies upon outside sources. In 2000, approximately 65% of the Company’s coke was provided by USX. The Company acquired approximately 30% of its coke through a tolling agreement with New Boston Coke Corporation (“New Boston”), whose total productive capacity is dedicated to the Company. Under the tolling agreement, the Company provides coal to New Boston for processing into coke. Approximately 5% of the Company’s coke was purchased in the open market. During the past ten to fifteen years, coke production capacity in the United States has been reduced. Due to the environmental issues associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity may cause the price that the Company pays for coke to increase which may adversely affect the Company’s results of operations.

      Iron Ore Pellets. The Company has consumed an average of 3.6 million gross tons of iron ore pellets annually over the three-year period ended December 31, 2000. Approximately 69% of the Company’s requirements for pellets during this period was obtained under a trade arrangement with Stelco, Inc. Under this arrangement, the Company exchanged acid pellets purchased from its

45% owned joint venture, EVTAC, for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company is required to pay a cash premium equal to the difference between the market price of the fluxed pellets and the contract price of EVTAC acid pellets in addition to providing the EVTAC acid pellets. During the three-year period ended December 31, 2000, the Company traded an average of 2.5 million gross tons of EVTAC pellets annually, which constituted 100% of the Company’s share of the pellets produced by EVTAC. The balance of the Company’s pellet requirements was purchased pursuant to a contract with The Cleveland-Cliffs Iron Company.

      The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 20 to 25-year supply at the current level of production. The Company and the other owners of EVTAC continue discussions regarding EVTAC’s operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

      Scrap. The price of steel scrap decreased slightly during 2000. The Company spent approximately $80 million to purchase steel scrap in 2000 compared to $60 million in 1999 and $99 million in 1998. The amount in 1999 was lower because of the 93-day production disruption caused by the Powerhouse explosion.

      Other Raw Materials and Energy Sources. During 2000, natural gas, electricity and steam constituted 50%, 30% and 20%, respectively, of the Company’s total energy costs. Natural gas is acquired at prevailing market prices from various producers. The cost of natural gas increased dramatically during 2000. Rouge Industries was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, one supplier of natural gas defaulted on its contract with the Company late in 2000 leaving the Company with no insulation from the extremely high market prices. The average natural gas prices paid by the Company in 2000 were approximately $0.70 per MMBTU higher than the Company’s 1999 average. The Company used 17 million MMBTUs of natural gas in 2000. The additional cost to the Company in 2000 of the 24% increase in the natural gas price was approximately $12 million. Because of its exposure to market prices in 2001, the Company expects its average cost of natural gas to be higher than that experienced in 2000.

      The Company has purchased electricity from DTE Energy Company since the Powerhouse explosion. The Powerhouse is owned 60% by the Company and 40% by Ford. Prior to the explosion, the Powerhouse provided electricity for all of the Company’s steel-making facilities except its ladle refining facility, as well as all of its steam requirements pursuant to an operating agreement with Ford (the “Powerhouse Joint Operating Agreement”). The Powerhouse Joint Operating Agreement expired December 31, 1999, but has been extended on a rolling 30-day basis until it is terminated by either party upon 30 days notice. The Powerhouse Joint Operating Agreement governs the utility distribution and cost sharing arrangements for the Rouge Complex. The Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. In December 1998, Rouge Steel and Ford signed an agreement for long-term energy services with CMS Energy Corporation (together with its subsidiaries, “CMS”) which has commenced to build and will operate a co-generation power plant. The new power plant is expected to be in operation by mid-2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Powerhouse Explosion and Insurance Claims.”

      The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2005. The contract contains minimum oxygen and nitrogen purchase levels of $14.1 million and $816,000 per year, respectively. If the Company’s production does not return to normal levels, the monthly minimum oxygen purchase level may not be met, but the Company does not expect the adverse effect of the oxygen contract to be material.

Competition

      The Company competes directly with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of service, quality, price and the ability to meet customers’ product specifications and delivery schedules. The domestic steel industry is highly competitive. This competition affects the prices that the Company can charge for its products, the utilization levels at its production facilities, and, ultimately, its profitability. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) substantially reduced postretirement expenses resulting from certain agreements with Ford, (ii) environmental indemnifications from Ford until 2009, (iii) substantial capital investments during the past several years in steel-making equipment and downstream joint ventures, (iv) a single-site, geographically strategic location, and (v) relatively low debt levels.

      Imports. Domestic steel producers face significant competition from foreign producers. Decisions by foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

      Steel imports in 2000 are estimated to have been 39 million tons, a 9% increase from 1999 levels. Imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 32% in 2000 compared to 29% in 1999. In 1998, steel imports were 42 million tons, or 32% of apparent domestic consumption.

      Domestic Steel Industry. The domestic steel industry is a cyclical business. In the United States, the Company competes with many domestic integrated steel companies. The Company also competes with electric furnace based mini-mills, which generally target regional markets, have reduced environmental maintenance costs and liabilities and derive certain competitive advantages by utilizing less capital intensive steel-making processes. The capability of electric furnace based, thin slab mini-mills to produce flat rolled steel products is increasing. In the future, these mini-mills may provide increased competition in the higher quality, value-added product lines now dominated by the integrated steel producers. New mini-mills that produce flat rolled steel and improvements in the production efficiencies of integrated mills have increased overall production capacity in the United States, which, together with high levels of imports, have caused downward price pressure. The availability and fluctuations in the cost of electricity and scrap, the primary raw materials for mini-mill steel production, may influence the ability of mini-mills to compete with domestic integrated producers.

      Due to the intense competitive conditions within the domestic steel industry, a number of integrated steel producers are presently going through bankruptcy reorganizations. As a result of these reorganizations, these competitors may achieve certain cost savings that would permit them to price their steel products at levels below those at which it would be profitable for the Company to sell its products.

      Steel Substitutes. In the case of many steel products, there is substantial competition from other products, including plastics, aluminum, ceramics, glass, wood and concrete. However, the Company, to a limited degree, and certain other manufacturers of steel products have begun to compete in recent years in markets not traditionally served by steel producers, including the markets for steel construction studs and steel frames and roofing materials for houses.

Employees

      At December 31, 2000, the work force of Rouge Steel was comprised of 2,224 hourly and 657 salaried personnel, including Rouge Steel employees working at Double Eagle. In 2000, the Company’s employment cost per ton shipped was $96 and tons shipped per employee was approximately 892.

      Hourly employees of Rouge Steel are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the “UAW”). Most of the hourly employees of the Company’s competitors are represented by the United Steelworkers of America (the “USWA”) and are subject to USWA-patterned agreements. Rouge Steel and the UAW negotiated a new labor agreement in 2000 with a four-year term which expires August 1, 2004. The new contract provides for, among other things, improved work force utilization, more flexible maintenance schedules, base wage increases in each year of the contract, improvements in retirement, medical, life and disability benefits and lump-sum bonuses. The Company believes that it continues to maintain a good relationship with the UAW. EVTAC workers, who are employed by Thunderbird Mining Company, a wholly-owned subsidiary of EVTAC, are represented by the USWA. The agreement between the USWA and Thunderbird Mining Company will be in effect through July 31, 2004.

Environmental Control and Cleanup Expenditures

      General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $2 million during the past four years. In addition, the Company has planned an aggregate of approximately $5 million in capital expenditures for environmental compliance for the years 2001 through 2004. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes which are subject to less stringent environmental requirements.

      In connection with the acquisition of the Company from Ford in 1989 (the “Acquisition”), Ford has agreed to indemnify the Company (the “Ford Indemnity”) for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company’s liabilities, including any penalties and attorney’s fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. With respect to previously submitted claims, in some instances Ford has accepted responsibility; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. Rouge Steel does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company’s results of operations or financial position.

      From time to time, the Company has received from the United States Environmental Protection Agency (the “U.S. EPA”) various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the U.S. EPA at any given time and whether such requests for information will lead to a materially adverse effect on the Company’s results of operations or financial position is unknown.

      In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) advised the Company that the application and the amendments were administratively complete. The Company expects to receive a draft Title V Permit during 2001.

      Settled. In 1997, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. The Company discovered the error through an environmental self-audit. Disclosure was made under a Michigan statute that provides immunity from state enforcement for environmental violations discovered through self-audits if they are voluntarily and promptly reported and corrected. The MDEQ subsequently issued the permit for the change.

      In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the “City”) of the City’s intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. In 1998, a class action lawsuit was filed against the Company on behalf of residents allegedly injured by dust. In 2000, discussions among the Company, the City, and the class action plaintiffs resulted in a final settlement wherein the Company agreed to pay approximately $1.5 million for distribution to plaintiff class members and their attorneys. The settlement also formalized the Company’s intention to undertake specified abatement measures. All of the abatement measures have now been implemented and the damages paid.

      In 1998, the Company and the Wayne County Air Quality Division (the “Division”) entered into a consent order resolving certain notices of violation (“NOVs”) and issues involving the basic oxygen furnace (“BOF”) electrostatic precipitator and the blast furnace flare stack. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term. The Company paid the penalty in 1998, and the compliance program has been implemented.

      In 1999, the Company and the Division executed a consent order resolving certain NOVs for events which occurred in 1997 and 1998. The consent order required the Company to pay a penalty of $140,000.

      Recent Events. In January 2000, the EPA promulgated regulations limiting air emissions of nitrogen oxides (“NOx”), and establishing a cap and trade program and allocation scheme for allowable NOx emissions. The regulations identified specific emissions sources. The regulations treated the Company’s blast furnaces as affected sources and established a NOx emissions allocation for them. The Company appealed the regulation to the United States Circuit Court of Appeals and was successful in obtaining a letter from the EPA acknowledging that the blast furnaces were not intended to be subject to the NOx emissions allocation scheme. In December 2000, the EPA proposed amendments to its regulations that would delete the identification of the Company as an affected source. Those amendments have not been finalized, but the Company anticipates that the blast furnaces will remain outside the scope of the regulations.

      In 2000, the MDEQ finalized state NOx emissions regulations. The regulations required sources to submit proposals for the control of NOx emissions utilizing reasonably available control technologies. The proposals are to be implemented by April 1, 2003. The Company submitted a proposal to the MDEQ that concluded that only the Company’s hot strip mill reheat furnaces are subject to the regulation and that there are no cost effective means of controlling NOx emissions at the reheat furnaces. The Company anticipates that this proposal will be accepted by the MDEQ, and that no emissions control measures will be required.

      In April 2000, the Company and Ford entered into a voluntary consent order with the MDEQ. The consent order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

      In December 2000, the U.S. EPA filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, U.S. vs. Rouge Steel Company, CV-00-75452. The complaint arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal (the “Multimedia Investigation”). The complaint alleges violations of the Clean Air Act and the State of Michigan’s opacity emissions standards at the blast furnaces and the BOF during 1998 and 1999. The complaint also alleges violations of RCRA. Prior to the filing of the complaint, the U.S. EPA informed the Company that it would seek $1.0 million in penalties, not including any economic benefit component. Through subsequent negotiations and discussions, the agency agreed to drop its demand for approximately $300,000 in penalties under the Emergency Planning and Community Right-to-Know Act and CERCLA. Accordingly, the federal complaint did not include those claims. At this point, the U.S. EPA has not made a specific demand for penalties based on any economic benefit allegedly realized by the Company as a result of the alleged violations. The Company is presently engaging in discussions with the

U.S. EPA regarding the alleged violations, potential penalties and other relief. Based on those discussions, the Company presently believes that the agency will seek penalties between $500,000 and $750,000, not including any penalties for economic benefit.

      In December 2000, the County of Wayne (the “County”) filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, County of Wayne v. Rouge Steel Company and Rouge Industries, Inc. CV-00-75454. The complaint alleges violations of the opacity emission standards of the Wayne County Air Pollution Control Ordinance during 1998 and 1999. These allegations parallel those in the U.S. EPA’s complaint that arose from the Multimedia Investigation. The County complaint also alleges claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The Company anticipates that the opacity emissions allegation will be resolved in conjunction with the U.S. EPA’s parallel allegations. The County has not made a monetary demand, but has requested entry of an order abating the alleged public nuisance. The Company has accrued $1.2 million with respect to the U.S. EPA and the County lawsuits which it believes will be adequate to cover any penalties arising from them.

      The Division issued several NOVs to the Company regarding opacity emissions and fallout during 2000 that are not included in the County’s litigation against the Company. To date, the County has not demanded any penalties for the alleged violations or taken other enforcement action against the Company with respect to this matter. However, the Company is aware that the County is contemplating enforcement action for these NOVs. It is unclear at this point whether such enforcement action will be consolidated with the County’s lawsuit for alleged violations in 1998 and 1999, discussed above, or handled as a separate matter. The Company’s disclosure of this matter (or any other litigation disclosed herein) does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

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

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices associated with raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) uncertainty related to the Company’s ability to resolve the Powerhouse explosion insurance claim and (vii) higher than expected operating costs.

Item 2.     Properties.

      Rouge Steel’s integrated single-site facility is located on a 457-acre industrial site adjacent to Ford’s stamping, engine, frame and assembly plants in Dearborn, Michigan. The Rouge Steel facility is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that Rouge Steel’s single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

      Rouge Steel’s facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, one waste oxide reclamation facility (which is leased), two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world’s largest electrogalvanizing facility and a 60% interest in the Powerhouse that was managed, operated and maintained by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company’s steel making facilities. It is considered unlikely that the Powerhouse will be operational in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Powerhouse Explosion and Insurance Claim.” Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS which has commenced to build and will operate a co-generation power plant scheduled to begin operating in mid-2001. Along with Rouge Steel’s properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dip galvanizing facility; (ii) a 20% interest in Shiloh of Michigan, an engineered steel blanking facility; (iii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; (iv) an 11.1% interest in TWB, a producer of laser welded blanks; (v) a 49% interest in Delaco Steel Processing, a steel processor and (vi) a 40% interest in Bing Blanking, a steel blanker and producer of roll formed parts.

Item 3.     Legal Proceedings.

Environmental Lawsuit

      On December 18, 2000, the U.S. EPA and the County filed lawsuits in the United States District Court for the Eastern District of Michigan in connection with a Multimedia Investigation conducted in 1998. The suit alleges air and solid waste violations. The Company, the EPA and the County are continuing negotiations. The Company believes that such negotiations will result in a settlement that will not have a materially adverse effect on its results of operations or financial position. See “Business — Environmental Control and Cleanup Expenditures — Recent Events.”

      From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth, as of December 31, 2000, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.

Name	Age	Position

Carl L. Valdiserri	64	Chairman and Chief Executive Officer

Louis D. Camino	63	President and Chief Operating Officer

Gary P. Latendresse	57	Vice Chairman and Chief Financial Officer

William E. Hornberger	54	Senior Vice President, Corporate Relations and External Affairs

Ronald J. Nock	48	Senior Vice President, Commercial and Strategic Planning

Martin Szymanski	47	Vice President, General Counsel and Secretary

Business Experience

      Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Corporation. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 42 years of experience in the steel manufacturing industry. Mr. Valdiserri is also a director of Champion Enterprises, Inc.

      Mr. Camino has served as President and Chief Operating Officer, as well as a director of the Company, since 1990. Mr. Camino was Vice President of Operations for Acme Steel Company from 1986 to 1990. Mr. Camino began his career with Jones and Laughlin Steel Corporation as a supervisor in 1960, and has 40 years of experience in the steel manufacturing industry.

      Mr. Latendresse has been Vice Chairman and Chief Financial Officer since July 1999. From January 1998 to July 1999, he was Executive Vice President and Chief Financial Officer. Mr. Latendresse was Vice President and Chief Financial Officer from 1992 to 1997. He became a director of the Company in 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 32 years. Mr. Latendresse has 32 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

      Mr. Hornberger has been Senior Vice President, Corporate Relations and External Affairs since October 1999. He was Vice President, Employee Relations and Public Affairs from 1992 to 1999. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 17 years of experience in the steel manufacturing industry.

      Mr. Nock has been Senior Vice President, Commercial and Strategic Planning since January 2000. He served as Vice President, Sales and Marketing from 1988 through 1999. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 25 years of experience in the steel manufacturing industry.

      Mr. Szymanski has been Vice President, General Counsel and Secretary since October 1999. He served as Secretary and General Counsel from January 1998 to October 1999. From January 1997 to December 1997, he was Associate General Counsel of the Company. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 22 years of corporate and private practice legal experience.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters.

      As of December 31, 2000, there were (i) 15,087,577 shares of class A common stock, par value $0.01 per share (the “Class A Common Stock”), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,140,400 shares of class B common stock, par value $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), issued and outstanding and held by one stockholder of record, Carl L. Valdiserri. In February 1997, Worthington, the Company’s second largest stockholder at the time, issued debt securities (“DECS”) which, upon maturity, could be redeemed for shares of Common Stock or cash. On March 1, 2000, Worthington relinquished its shares of Common Stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any Common Stock. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the “NYSE”). The Class B Common Stock is not listed for trading on any securities exchange.

      Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 22, April 23, July 23 and October 22, 1999, January 21, April 21, July 21 and October 20, 2000 and January 19, 2001. Future dividends on the Common Stock are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company’s Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company’s funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors.

      The Company’s Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Class A Common Stock. The closing sale price of the Company’s Class A Common Stock on February 28, 2001 was $2.21.

		2000

	High		Low

First Quarter	$8.94		$6.00

Second Quarter	6.44		2.38

Third Quarter	5.00		2.63

Fourth Quarter	2.94		1.50

		1999

	High		Low

First Quarter	$14.00		$8.00

Second Quarter	11.94		8.25

Third Quarter	9.75		6.63

Fourth Quarter	8.50		5.63

      Item 6. Selected Financial Data.

      The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 2000. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22.

	Years Ended December 31

	2000		1999		1998	1997	1996

	(dollars in millions, except per share amounts)
Statement of Operations Data

Total Sales¹	$1,099.8		$995.6		$1,193.0	$1,341.6	$1,307.4

Operating Income (Loss)	(166.8	)²	(254.1	)²	35.1	31.7	24.7

Net Interest Income (Expense)	(4.3)		(2.1)		0.7	0.8	4.8

Income Tax (Provision) Benefit	(37.3)		30.5		(8.7)	(8.1)	(6.9)

Net Income (Loss)	(117.3	)²	(47.8	)²	23.4	22.4	23.4

Per Share Data
Net Income (Loss) — Basic and Diluted	$(5.29)		$(2.16)		$1.06	$1.02	$1.07

Cash Dividends Declared	0.12		0.12		0.12	0.12	0.12

Weighted-Average Shares Outstanding (000)	22,158		22,122		22,025	21,939	21,845

	December 31

	2000	1999	1998	1997	1996

		(dollars in millions)
Balance Sheet Data

Working Capital	$117.8	$198.3	$212.4	$177.2	$216.6

Property, Plant, and Equipment, Net	244.4	278.6	258.1	268.6	209.2

Total Assets	741.0	867.6	768.9	728.5	682.0

Long-Term Debt, Including Current Portion	66.5	104.8	29.0	17.9	—

Stockholders’ Equity	292.8	409.8	459.6	438.6	417.3

	Years Ended December 31

	2000		1999		1998	1997	1996

Other Data

Net Tons Shipped (000)	2,570		2,320		2,630	3,029	2,876

Raw Steel Production (Mils) NT	2.9		2.2		3.1	2.8	2.6

Effective Capacity Utilization	85%		66%		94%	91%	84%

Continuously Cast Percentage	100		100		100	100	95

Purchased Slabs (000) NT	91		351		76	619	843

Number of Employees at Year-End³	2,881		3,006		3,108	3,128	3,119

Average Hourly Labor Rate[4]	$31.26		$31.28		$30.25	$30.43	$30.81

Total Sales per Employee (000)¹ ³	382		331		384	429	419

Hours Worked per Net Ton Produced³	2.67		2.94		2.81	2.81	2.89

Operating Income (Loss) per Net Ton Shipped	$(65	)²	$(110	)²	$13	$10	$9

Capital Expenditures (Mils)[5]	21.4		80.5		31.8	112.4	101.5

¹	During 2000, the Company adopted the requirements of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all amounts billed to customers related to shipping and handling to be classified as revenue. Historically, the Company had included all freight charges to customers as a component of revenue, however, the cost of certain types of freight was recorded as a reduction of revenue. The Company has reclassified such freight cost for 1998, 1999 and 2000. As a result, reported sales and cost of sales have increased approximately $26.2 million, $27.9 million and $29.8 million, respectively. The reclassification had no impact on operating income (loss) or net income (loss). Freight cost was not reclassified in 1997 and 1996 because of the impracticality of obtaining the data.

²	Operating loss and net loss for the year ended December 31, 2000 include the pre-tax effect of business interruption and property damage losses and other claim-related expenses of $74.9 million (or $29 per net ton shipped) resulting from the February 1, 1999 explosion at the Powerhouse. Net loss for the year ended December 31, 2000 also includes the offsetting impact of $84.3 million of pre-tax insurance recovery. Operating loss and net loss for the year ended December 31, 1999 include the pre-tax effect of business interruption and property damage losses and other claim-related expenses of $221.4 million (or $95 per net ton shipped) resulting from the Powerhouse explosion. Net loss for the year ended December 31, 1999 also includes the offsetting impact of $177.4 million of pre-tax insurance recovery.

³	Includes all hourly and salaried employees.

[4]	Includes $0.21 per hour in 2000, $0.29 per hour in 1998, $0.35 per hour in 1997, $0.49 per hour in 1996 and $1.94 per hour in 1995 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees. Due to losses sustained in 1999, no amounts were paid or accrued. The amount paid with respect to 2000 was the result of the favorable impact of the partial settlement of the Powerhouse explosion insurance claim in the second quarter.

[5]	Includes capital expenditures paid or accrued and investments in unconsolidated subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 37.

      Rouge Steel Company (“Rouge Steel”) is the primary operating subsidiary of Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, “Rouge Industries” or the “Company”). Rouge Steel is an integrated producer of high quality, flat rolled steel products consisting of hot rolled, cold rolled and galvanized steel. In recent years, the Company has emphasized the production of value-added flat rolled carbon steel products that require additional processing and generally command higher margins than commodity flat rolled carbon steel products. The Company’s products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry. These customers have exacting quality, delivery and service requirements. The Company also sells its products to steel converters, service centers and other end users.

      Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation.

      On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. During the shutdown, the Company processed purchased slabs and coils, but the production interruption had a significant impact on Rouge Steel’s shipments, sales and costs and expenses. Comparisons between 2000 and 1999 may not be meaningful.

      The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000, there was intense downward pressure on prices caused by high levels of imports and a softening of demand for steel by the Company’s customers. The lower prices, the unprecedented increase in the cost of natural gas and the cash strain caused by the Powerhouse explosion have resulted in considerable pressure on the Company’s liquidity. The Company has responded to the liquidity stress by refinancing its long-term debt.

      The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 1998 through 2000:

	Years Ended December 31

	2000	1999		1998

	(in millions of tons except utilization)
Domestic Industry

Raw Steel Capacity	129.8	128.2		125.4

Raw Steel Production	111.8	105.9		108.7

Utilization	86.2%	82.6%		86.7%

Finished Shipments	108.5	105.1		102.4

Rouge Steel

Raw Steel Capacity	3.2	3.3		3.3

Raw Steel Production	2.9	2.2		3.1

Utilization	92.1%	65.7	%¹	94.3%

Finished Shipments	2.6	2.3		2.6

¹	The decrease in utilization was the result of a 93-day outage in primary operations caused by the Powerhouse explosion. See “- Powerhouse Explosion and Insurance Claims.”

      The cyclicality of the steel industry and the domestic economy affects the Company’s steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells approximately two thirds of its steel products pursuant to fixed price contracts, under which prices are typically set annually. The Company’s financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Rouge Industries shipped 2.6 million net tons of steel products and recorded total sales of $1.1 billion during 2000, implying an average realized price per ton of $428. A one percent increase or decrease in this implied average realized price during 2000 would, on a pro forma basis, have resulted in an increase or decrease in total sales and pre-tax income of approximately $11 million. The competitive pressures in the domestic steel industry affect the prices that the Company can charge for its products and, ultimately, its profitability. These pressures could limit the Company’s ability to obtain price increases or could lead to a further decline in prices which could have a material adverse effect on Rouge Industries.

      Prices in the domestic steel industry have been volatile for a number of years. In 1994, prices reached the highest level since 1988. By mid-1995, however, prices began to soften despite the strong demand for steel. In 1996, there was some strengthening of prices but in 1997, prices declined. When unprecedented levels of imports arrived in 1998, prices declined dramatically. In late 1999 and early 2000, prices made a modest recovery, but never reached the early-1998 levels. By the second half of 2000, prices again declined considerably. Despite operating losses by nearly all of the domestic integrated steel producers, the Company is not expecting significant strengthening of prices in 2001.

      Total Sales. The Company’s total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company’s steel product revenues represented by each of its product types for each of the years from 1998 through 2000:

	Years Ended December 31

	2000	1999	1998

Hot Rolled	37.5%	37.3%	44.6%

Cold Rolled	25.5	27.4	30.5

Electrogalvanized	20.5	21.9	21.0

Hot Dip Galvanized	16.5	13.4	3.9

Total	100.0%	100.0%	100.0%

      Sales to affiliates in 1999 were comprised primarily of sales to Worthington Industries, Inc. (“Worthington”), Rouge Industries’ sixth largest customer and second largest shareholder in 1999. Until March 1, 2000, Worthington owned approximately 27.2% of the Company’s common stock which represented a voting interest of 19.8%. In February 1997, Worthington issued debt securities (“DECS”) which, upon maturity, could be redeemed for shares of Rouge Industries common stock or cash. On March 1, 2000, Worthington relinquished its shares of the Company’s common stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any Rouge Industries common stock; therefore, in 2000, Worthington is not presented as an affiliate.

      Sales to Ford Motor Company (“Ford”), the Company’s largest customer, were primarily made pursuant to a ten-year steel purchase agreement which expired after model-year 2000. Under the terms of the steel purchase agreement, Ford agreed to purchase steel from the Company contingent upon the Company’s ability to meet Ford’s requirements for quality, delivery and price. The Company does not believe that the expiration of the steel purchase agreement will have a materially adverse effect on its results of operations or financial position.

      Costs of Goods Sold. The principal elements constituting Rouge Industries’ costs of goods sold are raw materials, labor and energy. Outside processing costs represent a growing element of the Company’s costs of goods sold.

      The major raw materials and energy used by the Company in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Iron ore pellets are purchased from EVTAC pursuant to a pellet purchase agreement which expires in 2002. The Company’s wholly-owned subsidiary, Eveleth, holds a 45% interest in EVTAC.

      Rouge Steel’s hourly production and maintenance employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the “UAW”) and are working under a labor contract which expires on August 1, 2004.

      The Company uses between 17 million and 19 million MMBTUs of natural gas per year in its blast furnaces, hot strip mill and cold mills. The cost of natural gas increased dramatically in 2000. The Company was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, one supplier of natural gas defaulted on its contract with the Company late in 2000 leaving the Company with no insulation from the extremely high market prices. The Company does not expect significant relief from the high cost of natural gas in 2001. In fact, because it no longer has fixed low-priced contracts, the Company expects the impact in 2001 of the natural gas price to be more unfavorable than 2000.

      Outside processing costs, which are principally costs for value-added processing that the Company cannot perform at Rouge Steel’s integrated facility, have always been an element of the Company’s costs of goods sold. The Company’s joint ventures have increased the outside processing and related costs. However, Rouge Industries believes that the incremental revenue generated from additional sales of value-added products produced by the joint ventures has exceeded such cost increases.

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

      Rouge Industries’ insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs were expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to temporary steam boilers and electrical facilities which were procured to mitigate the Company’s loss from the Powerhouse explosion were capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items were recognized over the same periods. The amount capitalized for these temporary facilities was approximately $72.6 million.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Any proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) are expected to result in a gain since the proceeds are expected to exceed the net book value of the property written off. The anticipated gain will be recorded when the entire claim is settled and all proceeds are received.

      During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company’s insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 will be denied, a position the Company is vigorously contesting. The business interruption issues that remain open for the subsequent settlement are listed below.

1)	Excess utility costs — During the period of indemnity, the Company’s insurers agreed to pay any excess utility costs above the costs that would have been incurred under the Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16.4 million of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred, through the end of the indemnity period.

2)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will be used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $3 million per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas, flared during the period of indemnity, which the insurers assert ends on December 31, 2000. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred, through the end of the indemnity period.

3)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, temporary electrical facilities were installed. Although the temporary steam and electrical facilities have been in use for nearly two years, all of the invoices have not been received by Rouge Steel and reviewed by the insurers. The partial settlement included payments of $58.9 million for the temporary boilers against a claim which is expected to be approximately $60.4 million and payments of $7.6 million for the temporary electrical distribution system against a claim which is expected to be approximately $12.2 million. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

      During the second quarter of 2000, the partial first-party settlement resulted in net recoveries of $21.6 million in excess of amounts previously recognized. During the third and fourth quarters of 2000, the Company received cash advances of $18.4 million related to the open business interruption issues.

      Pursuant to the accounting methodology described above, during 2000 the Company recorded recoverable insurance proceeds with respect to the Powerhouse explosion of $84.3 million. During 2000, the Company received advances totaling $44.0 million related to Powerhouse property damage, which have been deferred and will be recognized as income in future periods as certain costs are incurred or when the claim is settled. At December 31, 2000, the Company has a receivable with respect to the Powerhouse explosion of $20.0 million, which is net of reserves of $27.9 million and advances from the insurance carriers of $115.9 million. Total cash proceeds through December 31, 2000 amount to $286.4 million of which $127.4 million were received during 2000.

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

      In addition to costs discussed above, the Company is currently evaluating ancillary costs relating to the explosion, including cleanup and abatement activities. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based on the available information, during 1999, the Company recorded a $3.0 million reserve for its share of the minimum estimated cost to mitigate further environmental contamination at the Powerhouse. If the abatement costs exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

      BOF Incident. On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (the “BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. A $2.5 million deductible and $6.7 million of recoverable insurance proceeds were recorded in 2000. The Company settled the BOF claim in the third quarter.

Results of Operations

On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. During the shutdown, the Company processed purchased slabs and coils, but the production interruption had a significant impact on Rouge Steel’s shipments, sales and costs and expenses. Comparisons between 2000 and 1999 and between 1999 and 1998 may not be meaningful.

Year Ended December 31, 2000 versus Year Ended December 31, 1999

      Total Sales. Total sales increased 10.5% in 2000 to $1,099.8 million from $995.6 million in 1999, an increase of $104.2 million. The increase in total sales in 2000 was caused principally by higher steel product shipments. Steel product shipments increased 10.8% in 2000 to 2,570,000 net tons from 2,320,000 net tons in 1999, an increase of 250,000 net tons. Rouge Industries’ shipments were lower in 1999 because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 net tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. See “— Powerhouse Explosion and Insurance Claims” and “— Overview.”

      Costs and Expenses. Total costs and expenses increased 1.4% in 2000 to $1,266.6 million from $1,249.6 million in 1999, an increase of $17.0 million. Costs of goods sold increased 1.6% in 2000 to $1,183.2 million from $1,165.1 million in 1999, an increase of $18.1 million. The increase in cost of goods sold was primarily due to the higher shipments discussed above, unfavorable manufacturing efficiencies, higher labor costs resulting from the new UAW labor contract, costs associated with the BOF incident and higher natural gas costs, partially offset by lower electricity costs resulting from the long-term energy services agreement with CMS Energy Corporation that took effect June 1, 2000, lower coke and scrap costs and lower costs related to the Powerhouse explosion. Cost of goods sold in 2000 was 107.6% of total sales, down from 117.0% of total sales in 1999. Depreciation and amortization decreased 10.4% in 2000 to $56.7 million from $63.3 million in 1999, a decrease of $6.6 million. The decrease in depreciation and amortization is primarily attributable to lower amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity until the new power plant is placed into service. Amortization of net assets acquired over cost was recorded in connection with the acquisition of Rouge Steel from Ford Motor Company in 1989. The amount was written off as a credit to costs and expenses over ten years, with the last $5.5 million credit recorded in 1999. The absence of the credit in 2000 caused total costs and expenses to be higher. See “— Powerhouse Explosion and Insurance Claims.”

      Operating Loss. The operating loss decreased 34.3% in 2000 to $166.8 million from $254.1 million in 1999, a decrease of $87.3 million. The decrease is primarily the result of the $145.3 million reduction in Powerhouse related costs and expenses in 2000. These lower costs were offset by higher costs resulting from the BOF incident, unfavorable manufacturing efficiencies, and the new UAW labor contract. The impact of volume and mix on the operating loss was not significant. Likewise, the effect of the higher cost of natural gas was essentially offset by the lower cost of utilities, coke and scrap.

      Interest Expense. Interest expense increased 84.3% in 2000 to $5.2 million from $2.8 million in 1999, an increase of $2.4 million. The increase in interest expense was the result of higher debt in 2000 resulting from operating losses and the delay in insurance payments as well as higher interest rates. The average debt balance in 2000 was $55.8 million compared to $44.7 million in 1999.

      Insurance Recovery. The Company recorded insurance recovery for actual and anticipated insurance proceeds related to the Powerhouse explosion of $84.3 million in 2000 compared to $177.4 million in 1999, a decrease of $93.1 million. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption incurred as a result of the Powerhouse explosion. Consequently, the Company has recorded a reserve with respect to its anticipated insurance proceeds, which has the effect of reducing income recognized. Additionally, the Company recorded $6.7 million of recoverable insurance proceeds related to the January 2000 BOF incident. See “— Powerhouse Explosion and Insurance Claims.”

      Other — Net. Other — net expense increased 56.9% in 2000 to $1.9 million from $1.2 million an increase of $700,000. The amount in 2000 was comprised primarily of a $3.0 million reserve recorded against the Company’s note receivable from its joint venture, Bing Blanking. During 2000, the Company’s joint venture partners indicated a desire to exit Bing Blanking. The

Company and a significant customer of the joint venture are continuing discussions regarding the future of Bing Blanking’s operations and activities. As a result of the financial difficulties experienced by Bing Blanking, the Company has recorded a reserve against its entire $3.0 million note receivable. In addition, at the request of Bing Blanking’s lender, the Company placed $2.7 million on deposit with the bank as collateral against its guarantee of Bing Blanking’s term loan. Other — net expense in 1999 was comprised primarily of $1.0 million of insurance deductibles and the writeoff of $1.6 million of Powerhouse assets related to the Powerhouse explosion.

      Income Tax (Provision) Benefit. The income tax provision was $37.3 million in 2000 compared to an income tax benefit of $30.5 million in 1999, a change of $67.8 million. The change is the result of the Company’s decision to record a non-cash valuation reserve against its deferred tax assets. In evaluating the need for a reserve, the Company considered the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company will continue to assess the valuation reserve and to the extent it is determined that it is not necessary, the reserve will be subsequently adjusted.

      Powerhouse Explosion Insurance Claim. The insurance claim related to the February 1, 1999 explosion and fire at the Powerhouse includes the effect of a 93-day outage in 1999 and the corresponding reduction in shipments, total sales and costs of goods sold. Costs of goods sold includes property damage and business interruption expenses of $41.7 million and $172.8 million in 2000 and 1999, respectively, related to the temporary steam boilers, electrical distribution equipment and other temporary facilities. The aggregate effect of Powerhouse explosion-related items on operating loss was $72.1 million in 2000 and $217.4 million in 1999. Other income includes $84.3 million and $177.4 million in 2000 and 1999, respectively, of insurance recoveries. See “— Powerhouse Explosion and Insurance Claims.”

Year Ended December 31, 1999 versus Year Ended December 31, 1998

      Total Sales. Total sales decreased 16.5% in 1999 to $995.6 million from $1,193.0 million in 1998, a decrease of $197.4 million. The decrease in total sales in 1999 was caused principally by lower steel product shipments. Steel product shipments decreased 11.8% in 1999 to 2,320,000 net tons from 2,630,000 net tons in 1998, a decrease of 310,000 net tons. Rouge Industries’ shipments were lower in 1999 because of the disruption of production resulting from the February 1, 1999 explosion and fire at the Powerhouse. The Company lost approximately 900,000 tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils. The effect on the Company of the decrease in total sales resulting from lower shipments was magnified by lower steel product selling prices in 1999. See “— Overview” and “— Powerhouse Explosion and Insurance Claims.”

      Costs and Expenses. Total costs and expenses increased 7.9% in 1999 to $1,249.6 million from $1,157.9 million in 1998, an increase of $91.7 million. Costs of goods sold increased 4.0% in 1999 to $1,165.1 million from $1,119.8 million in 1998, an increase of $45.3 million. The increase in costs of goods sold was primarily due to additional costs related to the Powerhouse explosion. Rouge Steel recorded continuing expenses associated with its steelmaking plant despite the entire plant being shut down for 11 days and primary operations, which includes the blast furnaces, basic oxygen furnaces and continuous caster, not resuming production until May. Additionally, the Company recorded expenses for non-capital repairs to its damaged property. The higher costs associated with the Powerhouse explosion were partially offset by lower steel product shipments in 1999 resulting from the lost production discussed above. Costs of goods sold in 1999 was 117.0% of total sales compared to 93.9% in 1998. Depreciation and amortization increased 216.4% in 1999 to $63.3 million from $20.0 million in 1998, an increase of $43.3 million. The higher depreciation and amortization expense reflects the completion of major capital projects as well as the amortization of the cost of the temporary steam boilers and electrical facilities installed to provide the Company with steam and electricity until the co-generation power plant is placed into service. These temporary facilities, which were placed into service in the second quarter of 1999, are being amortized over their estimated useful lives, at which time they will be replaced by the co-generation power plant. See “— Powerhouse Explosion and Insurance Claims.”

      Selling and Administrative Expenses. Selling and administrative expenses in 1999 were $26.8 million compared to $23.9 million in 1998, an increase of $2.9 million. The increase in selling and administrative expense is primarily comprised of legal and other professional services relating to the Powerhouse explosion insurance claim. See “— Powerhouse Explosion and Insurance Claims.”

      Operating Income (Loss). The operating loss in 1999 was $254.1 million compared to operating income of $35.1 million in 1998, a change of $289.2 million. The decrease in operating income was primarily due to the Powerhouse explosion and weak steel product prices.

      Interest Expense. Interest expense increased 266.8% in 1999 to $2.8 million from $775,000 in 1998, an increase of $2.0 million. The increase in interest expense was the result of higher debt in 1999. The average debt balance in 1999 was $44.7 million compared to $10.2 million in 1998.

      Insurance Recovery. The Company recognized $177.4 million of income in 1999 for anticipated insurance proceeds related to the Powerhouse explosion. The Company has recorded a reserve with respect to its anticipated insurance proceeds which has the effect of reducing income recognized. See “— Powerhouse Explosion and Insurance Claims.”

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

      Powerhouse Explosion Insurance Claim. The insurance claim related to the February 1, 1999 explosion and fire at the Powerhouse includes the effect of a 93-day outage and the corresponding reduction in shipments, Total Sales and Costs of Goods Sold. Costs of Goods Sold includes property damage expenses of $57.5 million and estimated business interruption expenses of $111.2 million related to the Powerhouse explosion. Depreciation and Amortization Expense includes an additional $40.4 million related to the temporary steam boilers and electrical distribution equipment. The aggregate effect of Powerhouse explosion-related items on

Operating Loss was $217.4 million. Other income includes $177.4 million of insurance recoveries. See “— Powerhouse Explosion and Insurance Claims.”

Liquidity and Capital Resources

      Rouge Industries’ liquidity needs arise predominantly from capital investments and working capital requirements. As a result of the explosion and fire at the Powerhouse on February 1, 1999, the Company incurred increased levels of expenditures to restore its operations to normal levels. Additionally, operating losses sustained in 2000 have increased the Company’s liquidity needs. The Company expects to meet its liquidity needs with cash provided by operating activities, funds provided by borrowings and anticipated insurance recoveries. See “— Powerhouse Explosion and Insurance Claims.”

      Cash and cash equivalents on December 31, 2000 totaled $2.7 million compared to $1.9 million on December 31, 1999, an increase of $800,000. The Company also has restricted cash of $2.7 million at December 31, 2000. Cash provided by operating activities was offset by cash used for investing and financing activities during 2000.

      Cash Flows from Operating Activities. Net cash provided by operating activities was $69.6 million in 2000 compared to net cash used for operating activities of $3.7 million in 1999. The increase of $73.3 million was primarily attributable to insurance proceeds from the Powerhouse explosion insurance claim and a reduction of trade receivables resulting from unusually low shipments at the end of 2000.

      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 56.5% in 2000 to $30.4 million from $70.0 million in 1999, a decrease of $39.6 million. The expenditures made in 2000 were primarily for partial payment of the temporary and permanent electrical distribution system and temporary steam boilers which were installed after the Powerhouse explosion. Other expenditures were made to modernize and expand the Company’s facilities. In 2001, the Company plans to spend approximately $25 million on capital items, which will be generally directed at maintaining plant efficiency and product quality.

      Credit Facility. Rouge Steel has a $250 million revolving loan commitment under a credit agreement (the “Credit Agreement”) among the Company, the banks named therein and Congress Financial Corporation, as administrative agent. The commitments of the banks under the Credit Agreement will expire on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. There is only one financial covenant in the Credit Agreement, Minimum Net Worth, which will be tested only when excess availability under the Credit Agreement is under $25 million. The Credit Agreement bears an unused line fee of 0.375%. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate, plus a margin ranging from 0.25% to 1.00% depending on excess availability under the Credit Agreement during the prior quarter, or (ii) the LIBOR rate plus a margin ranging from 2.25% to 3.00% depending on the Company’s excess availability under the Credit Agreement during the prior quarter.

      The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000 and early 2001, the Company was required to seek amendments to the $100 million, unsecured credit facility it had in place since 1997 ( the “Original Credit Facility”). Among other things, these amendments changed financial covenants with which the Company would have been out of compliance.

      The difficult market conditions facing the Company, along with the cash strain caused by the Powerhouse explosion, have resulted in considerable pressure on the Company’s liquidity causing it to refinance the $100 million, unsecured credit facility it had place since 1997 (the “Original Credit Facility”). Interest on loans under the Credit Agreement will be 125 to 250 basis points higher than loans under the Original Credit Facility. The Company believes that, despite operating losses, the Credit Agreement, along with cash flows from operations and anticipated insurance proceeds will be adequate for its working capital and capital expenditure requirements during the term of the Credit Agreement.

Environmental Matters

      General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $2 million during the past four years. In addition, the Company has planned an aggregate of approximately $5 million in capital expenditures for environmental compliance for the years 2001 through 2004. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

      In connection with the acquisition of the Company from Ford in 1989 (the “Acquisition”), Ford has agreed to indemnify the Company (the “Ford Indemnity”) for any liability arising out of an environmental condition existing prior to the Acquisition or a subsequent change in law relating to such condition that results in an environmental claim under any federal or state environmental law, including the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act and the Occupational Safety and Health Act of 1970 or an environmental claim based upon a release of a material of environmental concern. An environmental claim includes, among other things, the costs associated with the release of any pollutants, contaminants, toxic substances and hazardous substances into the environment. The Ford Indemnity provides that Ford shall pay the Company’s liabilities, including any penalties and attorney’s fees, in connection with any environmental claim relating to a pre-Acquisition condition. The Ford Indemnity terminates on December 15, 2009. With respect to previously submitted claims, in some instances Ford has accepted responsibility; in others, it has denied responsibility. The submitted claims include asbestos removal, CERCLA liabilities, National Pollutant Discharge Elimination System permit violations, underground storage tank removal, transformer replacement and transformer removal and disposal. Rouge Steel does not believe the rejection by Ford of any claims made under the Ford Indemnity will have a materially adverse effect on the Company’s results of operations or financial position.

      From time to time, the Company has received from the United States Environmental Protection Agency (the “U.S. EPA”) various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the U.S. EPA at any given time and whether such requests for information will lead to a materially adverse effect on the Company’s results of operations or financial position is unknown.

      In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) advised the Company that the application and the amendments were administratively complete. The Company expects to receive a draft Title V Permit during 2001.

      Settled. In 1997, the Company voluntarily disclosed its failure to obtain a construction and operating permit for an operational change previously thought to be exempt from the air permitting requirements. The Company discovered the error through an environmental self-audit. Disclosure was made under a Michigan statute that provides immunity from state enforcement for environmental violations discovered through self-audits if they are voluntarily and promptly reported and corrected. The MDEQ subsequently issued the permit for the change.

      In 1997, the Company received a notice from the Corporation Counsel of the City of Melvindale (the “City”) of the City’s intention to sue the Company for alleged release of particulates into the air and violations of the County of Wayne permit. In 1998, a class action lawsuit was filed against the Company on behalf of residents allegedly injured by dust. In 2000, discussions among the Company, the City, and the class action plaintiffs resulted in a final settlement wherein the Company agreed to pay approximately $1.5 million for distribution to plaintiff class members and their attorneys. The settlement also formalized the Company’s intention to undertake specified abatement measures. All of the abatement measures have now been implemented and the damages paid.

      In 1998, the Company and the Wayne County Air Quality Division (the “Division”) entered into a consent order resolving certain notices of violation (“NOVs”) and issues involving the BOF electrostatic precipitator and the blast furnace flare stack. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term. The Company paid the penalty in 1998, and the compliance program has been implemented.

      In 1999, the Company and the Division executed a consent order resolving certain NOVs for events which occurred in 1997 and 1998. The consent order required the Company to pay a penalty of $140,000.

      Recent Events. In January 2000, the EPA promulgated regulations limiting air emissions of nitrogen oxides (“NOx”), and establishing a cap and trade program and allocation scheme for allowable NOx emissions. The regulations identified specific emissions sources. The regulations treated the Company’s blast furnaces as affected sources and established a NOx emissions allocation for them. The Company appealed the regulation to the United States Circuit Court of Appeals and was successful in obtaining a letter from the EPA acknowledging that the blast furnaces were not intended to be subject to the NOx emissions allocation scheme. In December 2000, the EPA proposed amendments to its regulations that would delete the identification of the Company as an affected source. Those amendments have not been finalized, but the Company anticipates that the blast furnaces will remain outside the scope of the regulations.

      In 2000, the MDEQ finalized state NOx emissions regulations. The regulations required sources to submit proposals for the control of NOx emissions utilizing reasonably available control technologies. The proposals are to be implemented by April 1, 2003. The Company submitted a proposal to the MDEQ that concluded that only the Company’s hot strip mill reheat furnaces are subject to the regulation and that there are no cost effective means of controlling NOx emissions at the reheat furnaces. The Company anticipates that this proposal will be accepted by the MDEQ, and that no emissions control measures will be required.

      In April 2000, the Company and Ford entered into a voluntary consent order with the MDEQ. The consent order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. Because of the preliminary nature of this matter, the Company is presently unable to assess the probability that material expenses for remediation required by the consent order will ultimately be apportioned to the Company or to reasonably estimate the potential amount of any expenses that might be apportioned to it. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

      In December 2000, the U.S. EPA filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, U.S. vs. Rouge Steel Company, CV-00-75452. The complaint arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal (the “Multimedia Investigation”). The complaint alleges violations of the Clean Air Act and the State of Michigan’s at the blast opacity emissions standards furnaces and the BOF during 1998 and 1999. The complaint also alleges violations of RCRA. Prior to the filing of the complaint, the U.S. EPA informed the Company that it would seek $1.0 million in penalties, not including any economic benefit component. Through subsequent negotiations and discussions, the agency agreed to drop its demand for approximately $300,000 in penalties under the Emergency Planning and Community Right-to-Know Act and CERCLA. Accordingly, the federal complaint did not include those claims. At this point, the U.S. EPA has not made a specific demand for penalties based on any economic benefit allegedly realized by the Company as a result of the alleged violations. The Company is presently engaging in discussions with the U.S. EPA regarding the alleged violations, potential penalties and other relief. Based on those discussions, the Company presently believes that the agency will seek penalties between $500,000 and $750,000, not including any penalties for economic benefit.

      In December 2000, the County of Wayne (the “County”) filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, County of Wayne v. Rouge Steel Company and Rouge Industries, Inc. CV-00-75454. The complaint alleges violations of the opacity emission standards of the Wayne County Air Pollution Control Ordinance during 1998 and 1999. These allegations parallel those in the U.S. EPA’s complaint that arose from the Multimedia Investigation. The County complaint also alleges claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The preliminary nature of this litigation makes it difficult to predict its outcome. The Company anticipates that the opacity emissions allegation will be resolved in conjunction with the U.S. EPA’s parallel allegations. The County has not made a monetary demand, but has requested entry of an order abating the alleged public nuisance. The Company has accrued $1.2 million with respect to the U.S. EPA and the County lawsuits, which it believes will be adequate to cover any penalties arising from them.

      The Division issued several NOVs to the Company regarding opacity emissions and fallout during 2000 that are not included in the County’s litigation against the Company. To date, the County has not demanded any penalties for the alleged violations or taken other enforcement action against the Company with respect to this matter. However, the Company is aware that the County is contemplating enforcement action for these NOVs. It is unclear at this point whether such enforcement action will be consolidated with the County’s lawsuit for alleged violations in 1998 and 1999, discussed above, or handled as a separate matter. The Company’s disclosure of this matter (or any other litigation disclosed herein) does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

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

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) uncertainty related to the Company’s ability to resolve the Powerhouse explosion insurance claim, and (vii) higher than expected operating costs.

Other Events

      UAW Contract. In August 2000, Rouge Steel and the UAW concluded contract negotiations on a new four-year agreement which expires on August 1, 2004. The new contract provides for, among other things, improved work force utilization, more flexible maintenance schedules, base wage increases in each year of the contract, improvements in retirement, medical, life and disability benefits and lump-sum bonuses. The effect of the benefit improvements will be higher costs to the Company.

      “B” Blast Furnace Shutdown. From January to early March 2001, Rouge Steel idled the smaller of its two operating blast furnaces due to weak demand for the Company’s products resulting from the deteriorating domestic steel market. The Company believed this action was necessary to balance production with sales.

      New Accounting Pronouncement. During the first quarter of 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement is not expected to have a significant impact on the Company’s results of operations or financial position.

Item 8. Financial Statements and Supplementary Data.

      The following information is submitted pursuant to the requirements of Item 8:

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Rouge Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 2, 2001, except as to Note 5
      which is as of March 13, 2001

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

Assets

	December 31

	2000	1999

Current Assets

Cash and Cash Equivalents	$2,733	$1,861

Restricted Cash	2,700	—

Accounts Receivable

Trade and Other (Net of Allowances of $9,823 and $15,997)	108,708	135,588

Insurance Recovery	20,007	43,085

Affiliates	1,822	2,643

Inventories	269,245	269,808

Other Current Assets	8,499	27,530

Total Current Assets	413,714	480,515

Property, Plant, and Equipment
Land	360	360

Buildings and Improvements	23,122	23,000

Machinery and Equipment	379,460	363,406

Construction in Progress	18,338	13,145

Subtotal	421,280	399,911

Less: Accumulated Depreciation	(176,912)	(121,301)

Net Property, Plant, and Equipment	244,368	278,610

Investment in Unconsolidated Subsidiaries	66,918	71,258

Deferred Taxes	—	23,108

Deferred Charges and Other	16,018	14,115

Total Assets	$741,018	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	December 31

	2000	1999

Current Liabilities
Accounts Payable
Trade	$188,626	$191,737

Affiliates	11,149	9,890

Deferred Insurance Recovery	44,000	24,671

Current Portion of Long-Term Debt	—	4,800

Accrued Vacation Pay	10,087	10,484

Taxes Other than Income	6,128	4,506

Other Accrued Liabilities	35,964	36,129

Total Current Liabilities	295,954	282,217

Long-Term Debt	66,500	100,000

Other Postretirement Benefits	73,288	63,936

Other Liabilities	12,430	11,678

Commitments and Contingencies (Notes 10 and 11)

Stockholders’ Equity

Common Stock
Class A, 80,000,000 shares authorized with 15,087,577 and 14,570,511 issued and outstanding as of December 31, 2000 and 1999, respectively	151	146

Class B, 8,690,400 shares authorized with 7,140,400 and 7,562,400 issued and outstanding as of December 31, 2000 and 1999, respectively	72	76

Capital in Excess of Par Value	130,233	129,943

Retained Earnings	162,430	282,409

Accumulated Other Comprehensive Income (Loss)	(40)	(2,799)

Total Stockholders’ Equity	292,846	409,775

Total Liabilities and Stockholders’ Equity	$741,018	$867,606

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)

	Years Ended December 31

	2000	1999	1998

Sales

Unaffiliated Customers	$1,070,031	$950,148	$1,079,913

Affiliates	29,780	45,434	113,045

Total Sales	1,099,811	995,582	1,192,958

Costs and Expenses
Costs of Goods Sold	1,183,215	1,165,091	1,119,801

Depreciation and Amortization	56,711	63,267	19,993

Selling and Administrative Expenses	26,699	26,772	23,875

Amortization of Excess of Net Assets Acquired Over Cost	—	(5,484)	(5,796)

Total Costs and Expenses	1,266,625	1,249,646	1,157,873

Operating Income (Loss)	(166,814)	(254,064)	35,085

Interest Income	949	750	1,473

Interest Expense	(5,240)	(2,843)	(775)

Insurance Recovery	91,006	177,414	—

Other — Net	(1,905)	(1,214)	(2,722)

Income (Loss) Before Income Taxes and Equity in Unconsolidated Subsidiaries	(82,004)	(79,957)	33,061

Income Tax (Provision) Benefit	(37,262)	30,494	(8,705)

Income (Loss) Before Equity in Unconsolidated Subsidiaries	(119,266)	(49,463)	24,356

Equity in Unconsolidated Subsidiaries	1,947	1,652	(964)

Net Income (Loss)	$(117,319)	$(47,811)	$23,392

Net Income (Loss) Per Share — Basic and Diluted	$(5.29)	$(2.16)	$1.06

Weighted-Average Shares Outstanding	22,157,980	22,121,701	22,025,430

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Years Ended December 31

	2000	1999	1998

Class A and Class B Common Stock
Beginning Balance	$222	$221	$220

Common Stock Issued for Benefit Plans	1	1	1

Ending Balance	223	222	221

Capital in Excess of Par Value
Beginning Balance	129,943	129,458	128,517

Common Stock Issued for Benefit Plans	256	410	932

Common Stock Issued for ODEP	34	55	9

Exercise of Stock Options	—	20	—

Ending Balance	130,233	129,943	129,458

Retained Earnings
Beginning Balance	282,409	332,876	312,130

Net Income (Loss)	(117,319)	(47,811)	23,392

Cash Dividends Declared	(2,660)	(2,656)	(2,646)

Ending Balance	162,430	282,409	332,876

Accumulated Other Comprehensive Income (Loss)
Beginning Balance	(2,799)	(2,933)	(2,246)

Additional Minimum Pension Liability Adjustment	2,759	134	(687)

Ending Balance	(40)	(2,799)	(2,933)

Total Stockholders’ Equity	$292,846	$409,775	$459,622

Comprehensive Income (Loss)
Net Income (Loss)	$(117,319)	$(47,811)	$23,392

Additional Minimum Pension Liability Adjustment	2,759	134	(687)

Comprehensive Income (Loss)	$(114,560)	$(47,677)	$22,705

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31

	2000	1999	1998

Cash Flows From Operating Activities
Net Income (Loss)	$(117,319)	$(47,811)	$23,392

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:

Deferred Taxes	42,386	(31,434)	3,193

Depreciation and Amortization	56,711	63,267	19,993

Equity in Unconsolidated Subsidiaries	(1,947)	(1,652)	964

Amortization of Excess of Net Assets Acquired Over Cost	—	(5,484)	(5,796)

Common Stock Issued for Benefit Plans	291	466	942

Changes in Assets and Liabilities:

Accounts Receivable	50,779	(48,048)	(17,465)

Inventories	2,319	4,723	(25,108)

Prepaid Expenses	(7,092)	3,696	(288)

Accounts Payable and Accrued Liabilities	20,981	31,254	20,479

Deferred Insurance Recovery	19,329	24,671	—

Other — Net	3,116	2,629	—

Net Cash Provided by (Used for) Operating Activities	69,554	(3,723)	20,306

Cash Flows From Investing Activities
Capital Expenditures	(29,156)	(64,700)	(21,226)

Investment in Unconsolidated Subsidiaries	(1,290)	(5,298)	(17,959)

Distributions from Unconsolidated Subsidiaries	5,823	—	—

Change in Restricted Cash	(2,700)	—	—

Other — Net	(399)	—	273

Net Cash Used for Investing Activities	(27,722)	(69,998)	(38,912)

Cash Flows From Financing Activities
Drawdowns on Revolving Line	453,000	453,200	271,700

Principal Payments on Revolving Line	(491,300)	(377,400)	(260,600)

Cash Dividend Payments	(2,660)	(2,656)	(2,646)

Exercise of Stock Options	—	20	—

Net Cash (Used for) Provided by Financing Activities	(40,960)	73,164	8,454

Net Increase (Decrease) in Cash and Cash Equivalents	872	(557)	(10,152)

Cash and Cash Equivalents — Beginning of Year	1,861	2,418	12,570

Cash and Cash Equivalents — End of Year	$2,733	$1,861	$2,418

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company (“Rouge Steel”) is the principal operating subsidiary of Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”). Rouge Steel is engaged in the production and sale of flat rolled steel products primarily to domestic automotive manufacturers and their suppliers. Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in five Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC, a Minnesota-based iron ore mining and pellet producing operation. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

The steel industry is cyclical in nature and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, high labor and energy costs and inefficient plants. As a result of the most recent industry downturn and its effect on the Company, management has pursued several initiatives intended to increase liquidity and better position Rouge Industries to compete under current market conditions, including the refinancing of the Company’s long-term debt. (see Note 5).

Principles of Consolidation

The consolidated financial statements include the accounts of Rouge Industries and its subsidiaries. Intercompany transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

Segment Information

Rouge Industries has one operating segment that comprises its flat rolled steel products. The Company’s business is conducted entirely in the United States. Significant customers are discussed elsewhere in this Note.

Revenue Recognition

Revenue from product sales is recognized when the customer has taken title and assumed the risks and rewards of ownership. Provisions for returns and other adjustments are recorded in the period the revenue is recognized.

The revenue recognition guidelines of Staff Accounting Bulletin No. 101 are consistent with the Company’s existing revenue recognition policies. Accordingly, there was no material impact on the consolidated financial statements as a result of its adoption during the fourth quarter of 2000.

During the fourth quarter of 2000, the Company adopted the requirements of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” (“EITF 00-10”) which requires all amounts billed to customers related to shipping and handling to be classified as revenue. Historically, all freight charges to customers have been included as a component of revenue, however, the cost of certain types of freight was recorded as a reduction of revenue. The Company has reclassified such freight cost for all years presented. As a result, reported sales and costs of goods sold have increased approximately $26,216,000, $27,940,000 and $29,769,000 for 2000, 1999 and 1998, respectively. There was no impact on operating income (loss) or net income (loss).

Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 2000 and 1999. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company’s investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company’s customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2000.

Significant Customers

The Company’s significant customers are Ford Motor Company (“Ford”), General Motors Corporation (“GM”) and DaimlerChrysler AG (“DaimlerChrysler”). Sales to Ford totaled $420,504,000 in 2000, $402,994,000 in 1999 and $428,865,000 in 1998.

Sales to GM totaled $103,916,000 in 2000, $63,000,000 in 1999 and $72,067,000 in 1998.

Sales to DaimlerChrysler totaled $96,043,000 in 2000, $99,800,000 in 1999 and $120,061,000 in 1998.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the last-in, first-out (“LIFO”) method for raw materials, work-in-process and finished goods and the first-in, first-out (“FIFO”) method for nonproduction and sundry. Costs in inventory include materials, direct labor, Double Eagle electrogalvanizing and Spartan Steel hot dip galvanizing (see Note 4) and applied manufacturing overhead.

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

Depreciation and Amortization

Depreciation of the Company’s property, plant, and equipment is computed using the straight-line method. The average estimated useful lives are as follows:

Years

Buildings	35

Land Improvements	20

Steel-Producing Machinery and Equipment	18

Power Equipment	28

Office Furniture	12

The costs of relines to the blast furnaces and the refurbishment of turbo generators are capitalized and amortized over their expected lives which are eight to ten years and five years, respectively.

As a result of the Powerhouse explosion (see Note 11), during 1999 the Company installed temporary facilities to provide steam and electrical distribution. The cost of these assets was $72,602,000, which was amortized over their expected useful lives of 20 to 23 months.

The excess of net assets acquired over cost, relating to the acquisition of the Company from Ford in 1989 (the “Acquisition”), was amortized on a straight-line basis over a ten-year period.

Income Taxes

As required by SFAS 109, “Accounting for Income Taxes,” the Company has considered the likelihood of its ability to realize the future benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. In evaluating the need for a valuation allowance against its net deferred tax assets, the Company has considered historical and projected financial performance and other factors relating to generation of future taxable income. At this time, the Company has concluded that a valuation allowance is necessary for all its net deferred tax assets (see Note 7).

Environmental Accounting

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

New Accounting Pronouncement

During the first quarter of 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement is not expected to have a significant impact on the Company’s results of operations or financial position.

NOTE 2 — MARKETABLE SECURITIES

As of December 31, 2000 and 1999, marketable securities classified as cash equivalents were $693,000 and $439,000, respectively. The Company’s investments in marketable securities are comprised entirely of money market funds.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	December 31

	2000	1999

Production
Raw Materials	$86,182	$79,434

Semifinished and Finished Steel Products	180,688	182,517

Total Production at FIFO	266,870	261,951

LIFO Reserves	(13,387)	(9,214)

Total Production at LIFO	253,483	252,737

Nonproduction and Sundry	15,762	17,071

Total Inventories	$269,245	$269,808

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 2000, the Company’s investments in unconsolidated subsidiaries consist of a 50% interest in Double Eagle Steel Coating Company (“Double Eagle”), a 45% interest in Eveleth Mines LLC (“EVTAC”), a 20% interest in Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”), a 48% interest in Spartan Steel Coating, L.L.C. (“Spartan Steel”), an 11.1% interest in TWB Company, L.L.C. (“TWB”), a 40% interest in Bing Blanking, L.L.C. (“Bing Blanking”) and a 49% interest in Delaco Processing, L.L.C. (“Delaco Steel Processing”). All of the Company’s investments in unconsolidated subsidiaries are accounted for under the equity method.

Double Eagle is an electrogalvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. Rouge Industries’ proportionate share of Double Eagle’s production costs of $41,232,000, $39,609,000 and $40,432,000 for 2000, 1999 and 1998, respectively, is included in the Company’s costs and expenses and inventory. The Company is committed to pay 50% of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company’s products. At December 31, 2000, the Company’s share of the underlying net assets of Double Eagle exceeded its investment by $27,752,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the acquisition of the Company from Ford and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries’ share of Double Eagle’s costs over the remaining lives of the property.

Eveleth became a wholly-owned subsidiary of the Company in 1996 and, in exchange for a 45% ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. At December 31, 2000, the Company’s share of the underlying net assets of EVTAC exceeded its investment by $6,863,000. This excess is being amortized over the estimated remaining useful lives of the contributed assets.

Shiloh of Michigan produces engineered steel blanks, TWB produces laser welded blanks, Spartan Steel is a cold rolled hot dip galvanizing facility, Bing Blanking is a producer of first operation blanks and roll formed parts, and Delaco Steel Processing is a steel processor. Spartan Steel, Bing Blanking and Delaco Steel Processing all began operation in 1998. See Note 10 for additional discussion related to Bing Blanking.

The table below sets forth summarized financial information for Rouge Industries’ unconsolidated subsidiaries (dollars in thousands):

	December 31

	2000	1999

Current Assets	$99,848	$103,415

Noncurrent Assets	320,595	341,529

Current Liabilities	88,457	80,285

Noncurrent Liabilities	96,038	110,513

	Years Ended December 31

	2000	1999	1998

Net Sales	$354,459	$327,760	$258,779

Gross Profit	31,021	34,108	18,422

Net Income (Loss)	7,270	15,546	(1,594))

NOTE 5 — DEBT

The Company had borrowings of $66,500,000 outstanding as of December 31, 2000 and $104,800,000 outstanding as of December 31, 1999.

During 2000, Rouge Steel had a $125,000,000 revolving loan commitment under a credit agreement (the “Credit Agreement”). On December 31, 2000, $25,000,000 of the commitments under the Credit Agreement expired with the remaining $100,000,000 scheduled to expire on December 16, 2002. Interest on loans made under the Credit Agreement was calculated by one of two methods: (i) the higher of the prime rate or the federal funds rate plus 0.5% or (ii) the London Interbank Offered Rate plus a margin ranging from 0.725% to 1.20%, depending on the Company’s debt to EBITDA ratio at the time of borrowing. The Company’s recent financial results caused it to seek amendments to the Credit Agreement during 1999 and 2000 in order to adjust certain financial performance covenants and increase the commitment level.

In 2001, the Company amended the Credit Agreement ( the “Amendments” and, together with the Credit Agreement, the “Amended Credit Agreement”). Among other things, the Amendments (i) changed financial covenants with which the Company would have been out of compliance, (ii) caused the loans under the Amended Credit Agreement to be secured by substantially all the assets of the Company, (iii)

increased the commitment of the banks to $150,000,000, (iv) limited borrowings to specified percentages of receivables and inventories, and (v) changed the expiration date of the Amended Credit Agreement to January 31, 2002. Interest on loans made under the Amended Credit Agreement was calculated by one of two methods: (a) the higher of prime rate plus 1.5% or the federal funds rate plus 2.0% or (b) the London Interbank Offered Rate plus 3.25%.

On March 13, 2001, Rouge Steel and Rouge Industries entered into an agreement for a $250,000,000 revolving loan facility (the “New Credit Agreement”) which replaced the Amended Credit Agreement. The New Credit Agreement expires on March 13, 2004. Rouge Steel is the borrower under the New Credit Agreement and Rouge Industries is a guarantor. The New Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the New Credit Agreement are limited to specified percentages of receivables and inventories. There is only one financial covenant in the New Credit Agreement, minimum Net Worth, which will be tested only when excess availability under the New Credit Agreement is under $25,000,000. The New Credit Agreement bears an unused line fee of 0.375%. Interest on loans made under the New Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the New Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the New Credit Agreement during the prior quarter.

The Company believes that funds available under the New Credit Agreement, cash flows from operations and anticipated insurance proceeds will be adequate for its working capital and capital expenditure requirements during the term of the New Credit Agreement.

Cash paid for interest was $4,005,000 in 2000, $2,550,000 in 1999 and $926,000 in 1998.

NOTE 6 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table presents benefit obligation, asset value, funded status, cash flow and weighted- average assumptions for Rouge Steel’s pension and postretirement benefit plans (dollars in thousands):

	Pension Plans				Postretirement Benefit Plans

	2000	1999		1998	2000	1999	1998

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$141,446		$130,763	$109,087	$68,594	$67,879	$54,530

Service Cost	7,006		7,993	8,116	4,346	4,490	3,649

Interest Cost	11,125		9,280	8,425	5,459	4,878	4,211

Participants’ Contributions	329		337	337	—	—	—

Plan Amendments	9,728		—	—	(231)	—	—

Actuarial (Gain) Loss	(15,673)		(4,034)	6,821	(5,951)	(8,320)	5,727

Total Benefit Payments	(4,011)		(238)	(2,893)	(2,023)	(449)	(333)

Benefit Obligation at End of Year	$149,950		$141,446	$130,763	$71,768	$68,594	$67,879

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$146,253		$128,055	$121,360	$—	$—	$—

Actual Return on Plan Assets	20,538		20,554	6,550	—	—	—

Employer Contributions	861		187	2,124	449	333	238

Participants’ Contributions	329		337	337	—	—	—

Total Benefit Payments	(4,011)		(2,893)	(2,023)	(449)	(333)	(238)

Other	(195)		13	(293)	—	—	—

Fair Value of Plan Assets at End of Year	$163,775		$146,253	$128,055	$—	$—	$—

Funded Status	$13,825		$4,807	$(2,708)	$(71,768)	$(68,594)	$(67,879)

Unrecognized Actuarial (Gain) Loss	(37,647)		(14,427)	(967)	(1,571)	4,380	13,273

Unrecognized Prior Service Cost	16,547		7,492	8,600	(88)	190	237

Adjustment to Book Value	—		—	—	139	88	68

Adjustment for Sept. 30th Measurement Date	2		81	—	—	—	—

Net Amount Recognized	$(7,273)	$	(2,047)	$4,925	$(73,288)	$(63,936)	$(54,301)

Amount Recognized in the Consolidated Balance Sheets Consists of
Prepaid Benefit Cost	$4,818		$3,945	$6,837	$—	$—	$—

Accrued Benefit Liability	(12,091)		(5,992)	(1,912)	(73,288)	(63,936)	(54,301)

Additional Minimum Liability	(607)		(5,286)	(5,878)	—	—	—

Intangible Asset	567		980	1,366	—	—	—

Accumulated Other Comprehensive Income	40		4,306	4,512	—	—	—

Net Amount Recognized	$(7,273)		$(54,301)	$(2,047)	$4,925	$(73,288)	$(63,936)

Weighted-Average Assumptions
Discount Rate	8.00%		7.50%	6.75%	8.00%	7.50%	6.75%

Expected Return on Plan Assets	9.00		9.00	9.00	N/A	N/A	N/A

Rate of Compensation Increase — Salaried	3.70		3.70	3.70	3.70	3.70	3.70

Rate of Compensation Increase — Hourly	N/A		N/A	N/A	3.00	3.00	3.00

For measurement purposes, an assumed health care trend rate of 6.0% was used for the postretirement benefit obligation in 2000, 1999 and 1998. A measurement date of September 30 was used for the pension plans and the postretirement benefit plans.

The following schedule sets forth the components of net periodic benefit cost (dollars in thousands):

	Pension Plans			Postretirement Benefit Plans

	2000	1999	1998	2000	1999	1998

Components of Net Periodic Benefit Cost Service Cost	$7,006	$7,993	$8,116	$4,346	$4,490	$3,649

Interest Cost	11,125	9,280	8,425	5,459	4,878	4,211

Expected Return on Plan Assets	(13,020)	(11,411)	(10,833)	—	—	—

Amortization of Prior Service Cost	1,257	1,108	1,108	47	47	47

Recognized Actuarial (Gain) Loss	(360)	271	(397)	—	573	197

Net Periodic Benefit Cost	$6,008	$7,241	$6,419	$9,852	$9,988	$8,104

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are set forth below (dollars in thousands):

	December 31

	2000	1999	1998

Projected Benefit Obligation	$2,215	$20,002	$18,577

Accumulated Benefit Obligation	2,137	19,759	18,317

Fair Value of Plan Assets	—	14,529	12,939

Rouge Steel Company has two nonpension postretirement benefit plans. One plan is noncontributory. The health care provision of the other plan has a contribution requirement for eligible participants hired after November 1, 1988. The life insurance provision of this plan is noncontributory.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended and as of December 31, 2000 (dollars in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on Total of Service and Interest Cost Components	$2,235	$(1,714)

Effect on Postretirement Benefit Obligation	14,057	(10,977)

NOTE 7 — INCOME TAXES

Rouge Industries’ income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently subject to state or foreign income taxes, consists of the following components (dollars in thousands):

	Years Ended December 31

	2000	1999	1998

Current	$5,123	$(940)	$(3,275)

Deferred	(42,386)	31,434	(5,430)

Total (Provision) Benefit	$(37,262)	$30,494	$(8,705)

The Company’s income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The tax provision associated with the income of unconsolidated subsidiaries was $0 in 2000. The income tax provision associated with the income of unconsolidated subsidiaries was $783,000 in 1999, which is comprised of a current provision of $847,000 and a deferred benefit of $64,000. The income tax benefit associated with the loss of unconsolidated subsidiaries was $655,000 in 1998, which was comprised of a current provision of $2,000 and deferred benefit of $657,000.

The Accumulated Other Comprehensive Income (Loss) of $(40), $(4,306,000) and $(4,512,000) for 2000, 1999 and 1998, respectively, are shown net of the deferred tax impact of $0, $1,507,000 and $1,579,000.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):

	Years Ended December 31

	2000	1999	1998

Pre-Tax Income (Loss)	$(82,004)	$(79,957)	$33,061

Computed (Provision) Benefit	$28,701	$27,985	$(11,571)

Source of Difference:

Amortization of Negative Goodwill	—	1,919	2,029

Change in Valuation Allowance	(63,012)	700	1,106

Basis Adjustment in Deferred Tax Assets	(1,988)	—	—

Other	(963)	(110)	(269)

Total (Provision) Benefit	$(37,262)	$30,494	$(8,705)

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	December 31

	2000	1999

Assets

Basis of Consolidated Subsidiary	$1,754	$7,254

Postretirement and Other Benefits	34,857	30,604

Other	8,501	9,516

Operating Loss and Alternative Minimum Tax Credit Carryforwards	93,569	76,758

Gross Deferred Tax Assets	138,681	124,132

Valuation Allowance	(73,027)	(10,015)

Gross Deferred Tax Assets After Valuation Allowance	65,654	114,117

Liabilities

Property, Plant, and Equipment	(41,421)	(48,845)

Inventories	(11,652)	(11,696)

Insurance Adjustment	(12,548)	(9,245)

Other	(33)	(33)

Gross Deferred Tax Liabilities	(65,654)	(69,819)

Total Net Deferred Tax Assets	$—	$44,298

Unused regular tax loss carryforwards were approximately $173,720,000 and $137,917,000 at December 31, 2000 and December 31, 1999. Alternative minimum tax credit carryforwards amounted to $31,714,000 and $28,487,000 at December 31, 2000 and 1999. The alternative minimum tax credit may be carried forward indefinitely.

In 2000, the Company recorded a full valuation against its net deferred tax assets, consistent with the determination that it is more likely than not that all of the Company’s net deferred tax assets will not be realized. The Company has considered historical and projected financial performance and other factors relating to the generation of future taxable income in its assessment of the need for a valuation allowance. Current deferred tax assets of $0 and $21,219,000 in 2000 and 1999, respectively, are recorded in Other Current Assets.

The Company received cash refunds of $5,123,000 and $2,379,000 in 2000 and 1999, respectively. Net cash paid for income taxes was $6,557,000 in 1998.

NOTE 8 — COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01. Each Class B share has 2.5 votes.

In 1997, Worthington Industries, Inc. (“Worthington”), the Company’s second largest stockholder at the time, issued debt securities (“DECS”) which, upon maturity, could be redeemed for shares of Rouge Industries class A common stock (“Class A Common Stock”) or cash. On March 1, 2000, Worthington exchanged its 422,000 shares of class B common stock for Class A Common Stock and then relinquished its 5,999,600 shares of Class A Common Stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any of the Company’s common stock.

The Company has an outside director equity plan (the “ODEP”), a 1994 stock incentive plan and a 1998 stock incentive plan (the 1994 stock incentive plan and the 1998 stock incentive plan together the “SIP”). The ODEP and the SIP provide for stock option grants to the Company’s directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,000,000 shares of common stock. Of this amount, options are outstanding for 650,875 shares at December 31, 2000. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have resulted in the pro forma amounts indicated below:

		Years Ended December 31

		2000	1999	1998

Net Income (Loss) (dollars in thousands)	As Reported Pro Forma	$(117,319) (117,596)	$(47,811) (48,010)	$23,392 22,880

Net Income (Loss) Per Share	As Reported Pro Forma	$(5.29) (5.31)	$(2.16) (2.17)	$1.06 1.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998:

	2000	1999	1998

Dividend Yield	1.54%	1.37%	0.99%

Risk-Free Interest Rate	6.55	4.74	5.77

Expected Volatility	41.16	41.16	36.40

Expected Life	7 years	7 years	7 years

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	505,725	$16.98	383,950	$21.09	297,250	$24.29

Granted	201,200	7.83	187,700	8.79	109,300	12.16

Forfeited	(56,050)	(16.63)	(63,625)	17.87	(22,600)	20.00

Exercised	—	N/A	(2,300)	8.75	—	N/A

Outstanding at December 31	650,875	$14.18	505,725	$16.98	383,950	$21.09

Options Exercisable at Year-End	514,490	$15.80	399,244	$18.98	309,425	$22.58

Weighted-Average Fair Value of Options Granted During the Year		$3.65		$3.86		$5.41

The following table presents summarized information about stock options outstanding at December 31, 2000:

		Options Outstanding		Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	December 31, 2000	Contractual Life	Exercise Price	December 31, 2000	Exercise Price

$4.69 - 7.88	198,000	9.0 Years	$7.83	99,000	$7.83

$8.75 - 11.44	151,425	8.0	8.80	114,040	8.80

$12.13 to 15.13	82,100	7.0	12.23	82,100	12.23

$21.00 to 23.00	78,250	5.9	21.13	78,250	21.13

$23.01 to 24.00	74,100	5.0	23.72	74,100	23.72

$28.88	67,000	4.0	28.88	67,000	28.88

NOTE 9 — EARNINGS PER SHARE

The calculation of diluted net income per share for the years ended December 31, 2000, 1999, and 1998 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were not adjusted for the effect of dilutive securities because none were outstanding as of December 31, 2000, 1999 or 1998.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, heavy equipment repair, construction and transportation from Ford. In addition, the Company leases certain land, office space and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $7,148,000 in 2000, $7,182,000 in 1999 and $9,464,000 in 1998.

The Company also jointly owns a powerhouse facility (the “Powerhouse”) with Ford, under a renewable ten-year agreement, which expired on December 31, 1999 but has been extended thereafter on a rolling 30-day basis unless terminated by either party upon 30 days notice. On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. See Note 11 for a more detailed discussion of the Powerhouse explosion. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60% by the Company and 40% by Ford, with each party receiving a portion of the power generated. The costs of operating the facility were allocated between the Company and Ford based on the consumption of utilities. The Company’s share of the costs of this facility was approximately $7,118,000 in 1999 and $76,185,000 in 1998. The cost in 1999 represents utility costs allocated to Rouge Steel for the one month preceding the Powerhouse explosion. The Company has signed an agreement for long-term energy services with CMS Energy Corporation which has commenced to build and will operate a co-generation power plant. It is expected that the new facility will begin generating electricity in mid-2001.

In connection with its operation of the Powerhouse, Ford purchased a portion of the gas produced by the Company’s blast furnaces for use at the Powerhouse based on a negotiated formula. Ford purchased $2,040,000 and $27,046,000 worth of blast furnace gas in 1999 and 1998, respectively. Of these amounts, between 60% and 70% was charged back to the Company for its proportionate share of the cost of such gas. The temporary facilities that were put into place after February 1, 1999 are not configured to use blast furnace gas. Consequently, from February 1, 1999 through December 31, 2000 the blast furnace gas was flared and not sold to the Powerhouse.

During 2000, 1999, and 1998, the Company purchased scrap from Ford at a cost of $8,149,000, $20,025,000 and $31,774,000, respectively. The Company has stopped purchasing scrap from Ford resulting in the decline of payments to Ford.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC in 1996, Rouge Steel is required to purchase 45% of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The Company also has the right of first refusal with respect to 45% of any pellets produced by EVTAC in excess of 5.0 million natural gross tons. In 1999, EVTAC temporarily scaled back operations by 18%, reducing capacity to 4.4 million natural gross tons of pellets to be purchased by the Company and the other owners pursuant to the terms of existing purchase agreements. The Company and the other owners of EVTAC are continuing discussions regarding EVTAC’s operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

The Company has a ten-year contract for the supply of oxygen and nitrogen which expires in 2005. The contract contains minimum oxygen and nitrogen purchases of $14,100,000 and $816,000 per year, respectively. Oxygen and nitrogen purchases aggregated approximately $20,550,000 in 2000, $18,569,000 in 1999 and $21,001,000 in 1998.

The Company has noncancellable operating lease commitments for facilities and equipment with annual lease payments of $9,305,000. Subsequent to December 31, 2000, the terms of the noncancellable operating lease commitments were amended to reduce the lease term by twelve months. Annual lease payments under the amended agreement during 2001 and 2002 will be $9,305,000 and during 2003 and 2004 will be $13,389,000.

Shiloh of Michigan, L.L.C. Loan Guaranty

Rouge Industries guarantees the lesser of $6,000,000 or 20% of a line of credit for Shiloh of Michigan, an engineered steel blanking joint venture between the Company and Shiloh Industries, Inc. As of December 31, 2000, Shiloh of Michigan had borrowings of $34,167,000 outstanding under its line of credit.

Delaco Processing, L.L.C. Loan Guaranty

Rouge Industries and Delaco Steel Corporation have agreed to jointly and severally guarantee a $5,899,000 credit facility for Delaco Steel Processing, the Company’s 49% owned steel slitting joint venture with Delaco Supreme Tool & Gear Co. As of December 31, 2000, Delaco Steel Processing had borrowings of $2,407,000 outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty

The Company guarantees a $2,746,000 term loan for Bing Blanking. In addition, as of December 31, 2000, Bing Blanking owed the Company $3,000,000. During 2000, the Company’s joint venture partner indicated a desire to exit Bing Blanking. The Company and a significant customer of the joint venture are continuing discussions regarding the future of Bing Blanking’s operations and activities. These discussions and any subsequent resulting actions may affect, among other things, funding requirements and recognition of other obligations relating to the blanking operations. As a result of the financial difficulties experienced by Bing Blanking, as of December 31, 2000 the Company has recorded a reserve of $3,000,000 against its note receivable. In addition, at the request of Bing Blanking’s lender, the Company placed $2,700,000 on deposit with the bank as collateral against its guarantee of the term loan.

Environmental Matters

The Company is indemnified by Ford through December 15, 2009 for environmental obligations relating to conditions arising prior to the Acquisition. It is the Company’s practice to coordinate the resolution of such obligations with Ford. Management believes that disputed or unresolved obligations are immaterial in relation to the Company’s consolidated financial position or results of operations.

The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Although the Company believes that its facilities are in material compliance with these provisions, from time to time, the Company is subject to investigations by an environmental agency. In management’s opinion, none of such current investigations, individually or in the aggregate, will have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Litigation

On December 18, 2000, the U.S. Department of Justice and Wayne County filed lawsuits in connection with certain compliance issues arising from a multimedia investigation conducted at Rouge Steel’s facility in 1998. The Company has accrued $1,200,000 with respect to these lawsuits, which the Company believes will be adequate to cover any penalties arising from them.

From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial position.

NOTE 11 — POWERHOUSE EXPLOSION AND INSURANCE CLAIMS

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

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Company continues to evaluate its potential insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs were expensed as incurred, with related estimated insurance recoveries recorded as they were considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs are being expensed as incurred. Estimated insurance recoveries are recorded to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the claims are settled and proceeds are received. Certain costs relating to temporary steam boilers and electrical facilities which were procured to mitigate the Company’s loss from the Powerhouse explosion were capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items were recognized over the same periods. The amount capitalized for these temporary facilities was approximately $72,600,000.

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

During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company’s insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 will be denied, a position the Company is vigorously contesting. The business interruption issues that remain open for subsequent settlement are listed below.

1)	Excess utility costs — During the period of indemnity, the Company’s insurers agreed to pay any excess utility costs above the costs that would have been incurred under the Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16,382,000 of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred, through the end of the indemnity period.

2)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $3,000,000 per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas, flared during the period of indemnity, which the insurers assert ends on December 31, 2000. The Company is vigorously contesting this position. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred, through the end of the indemnity period.

3)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, temporary electrical facilities were installed. Although the temporary steam and electrical facilities have been in use for nearly two years, all of the invoices have not been received by Rouge Steel and reviewed by the insurers. The partial settlement included payments of $58,941,000 for the temporary boilers against a claim which is expected to be approximately $60,400,000 and payments of $7,564,000 for the temporary electrical distribution system against a claim which is expected to be approximately $12,202,000. When all the invoices have been received by Rouge Steel and reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

During the second quarter of 2000, the partial first-party settlement resulted in net recoveries of $21,584,000 in excess of amounts previously recognized. During the third and fourth quarters of 2000, the Company received cash advances of $18,400,000 related to the open business interruption issues.

Pursuant to the accounting methodology described above, during 2000, the Company recorded recoverable insurance proceeds with respect to the Powerhouse explosion insurance claim of $84,306,000. During 2000, the Company received advances of $44,000,000 related to the Powerhouse claim, which have been deferred and will be recognized in income in future periods as certain costs are incurred or when the claim is settled. At December 31, 2000, the Company has a receivable with respect to the Powerhouse explosion of $20,007,000, which is net of reserves of $27,853,000 and advances from the insurance carriers of $96,845,000. Total cash proceeds through December 31, 2000 amount to $286,400,000 of which $127,400,000 were received during 2000.

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

BOF Incident

On January 7, 2000, a mechanical system failure occurred at Rouge Steel’s basic oxygen furnace facility (“BOF”) which required approximately seven weeks to repair. The BOF operated at approximately 85% of its normal production capacity during the repair. A $2,500,000 deductible and $6,700,000 of recoverable insurance proceeds were recorded in 2000. The Company settled the BOF claim in the third quarter.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands):

		Charged
	Balance	(Credited) to		Balance
Years Ended	at Beginning	Cost and		at End
December 31	of Period	Expenses	Write-Offs	of Period

2000	$15,997	$904	$(7,078)	$9,823

1999	17,937	(776)	(1,164)	15,997

1998	6,333	11,604	—	17,937

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

2000

Total Sales ¹	$321,606	$283,348	$264,113	$230,744

Gross Margin	(28,383)	(23,238)	(23,624)	(64,870)

Net Income (Loss)	(12,897)	6,861	(6,279)	(105,004)

Net Income (Loss) Per Share	(0.58)	0.31	(0.28)	(4.74)

1999

Total Sales ¹	$245,099	$177,807	$266,787	$305,889

Gross Margin	(69,975)	(81,390)	(42,056)	(39,355)

Net Loss	(11,582)	(14,827)	(10,950)	(10,452)

Net Loss Per Share	(0.52)	(0.67)	(0.49)	(0.47)

(1)	During 2000, the Company adopted the requirements of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all amounts billed to customers related to shipping and handling to be classified as revenue. Historically, the Company had included all freight charges to customers as a component of revenue, however, the cost of certain types of freight was recorded as a reduction of revenue. The Company has reclassified such freight cost for 2000 and 1999. As a result, reported sales and cost of sales increased by the amounts shown on the table below. The reclassification had no impact on gross margin, net income (loss) or net income (loss) per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Year	Full Quarter

	(in thousands)
2000	$6,841	$7,105	$6,181	$6,089	$26,216

1999	11,187	4,569	5,634	6,550	27,940

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information regarding the Company’s Directors is incorporated by reference to the information contained under the caption “Proposal No. 1 - Election of Directors” in the Company’s 2001 Proxy Statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than April 30, 2001. Information regarding the Company’s Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.

Item 11. Executive Compensation.

      Incorporated by reference to the information contained under the caption “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the information contained under the caption “Security Ownership” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001.

Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001.

      With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report: (1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 37.

(2)	A list of financial statement schedules required to be filed by Item 8 is located on page 37.

(3)	Exhibits:

      The following exhibits are included in this report or incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company and Merger Sub (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the “Stockholders Agreement”), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

10.1	Credit Agreement dated as of December 16, 1997 (the “Credit Agreement”), among the Registrant, Rouge Steel Company, the banks named therein and NBD Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s 1997 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1997 Form 10-K”)).

10.2	First Amendment to Credit Agreement dated as of July 23, 1999 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan, formerly known as NBD Bank (incorporated herein by reference to Exhibit 10.2 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.3 +	Second Amendment to Credit Agreement dated as of April 21, 2000 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.4 +	Third Amendment to Credit Agreement dated as of January 18, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.5 +	Fourth Amendment to Credit Agreement dated as of February 2, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.6 +	Fifth Amendment to Credit Agreement dated as of February 26, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.7 +	Sixth Amendment to Credit Agreement dated as of March 1, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.8 +	Loan and Security Agreement dated March 13, 2001 by and among Rouge Steel Company, the Registrant, QS Steel Inc., Eveleth Taconite Company, the financial institutions parties thereto and Congress Financial Corporation.

10.9	Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company (“Ford”) and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.10	Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16, 1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1994 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1994 Form 10-K”)).

10.11 +	Amendment No. 1 to Oxygen, Nitrogen and Argon Supply Agreement dated as of April 10, 1998 between Praxair, Inc. and the Registrant.

10.12 +	Amendment No. 2 to Oxygen, Nitrogen and Argon Supply Agreement dated as of January 1, 1999 between Praxair, Inc. and the Registrant.

10.13	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.14	Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.15	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.16	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.17	Operating Agreement for Shiloh of Michigan, L.L.C. dated as of January 2, 1996 by and among Shiloh of Michigan, L.L.C., the Registrant and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the 1995 Form 10-K).

10.18	Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. (“Thyssen”) and Worthington Steel of Michigan, Inc., (“Worthington Steel”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the “First Quarter 1997 10-Q”)).

10.19	First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit 10.2 to the First Quarter 1997 10-Q).

10.20	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the 1997 Form 10-K).

10.21	First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

10.22	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

10.23	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virgina Horn Taconite Company, Eveleth Taconite Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 form 10-K).

10.24	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.25	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.26	Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

10.27 +	Electricity Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999.

10.28 +	Steam Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999

10.29 +	Ground Lease Between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999.

10.30 +	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel Company and Ford Motor Company dated as of May 31, 2000.

10.31 +	Easement Agreement by and among Rouge Steel Company, Ford Motor Company, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000.

10.32 +	Blast Furnace Gas Purchase Agreement by and among Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999.

10.33 +	Amended and Restated Information Systems Services Agreement between Rouge Steel Company and Perot Systems Corporation dated as of April 1, 2000.

10.34 +	Master Lease between Bank One, Michigan and Rouge Steel Company dated as of May 14, 1997.

10.35**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.36**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.37	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.38	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.39	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.40**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

10.41**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.42**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan.

10.43**	Rouge Steel Company 1998 Stock Incentive Plan.

10.44**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan.

10.45**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.46**	Amended and Restated Supplemental Executive Retirement Plan.

10.47**	Amended and Restated Rouge Steel Company Benefit Restoration Plan.

10.48**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

+	Filed herewith.

**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2000.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2001.

ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri

Name: Carl L. Valdiserri

Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Carl L. Valdiserri	Chief Executive Officer and Chairman of the Board	March 8, 2001

/s/ Louis D. Camino	President, Chief Operating Officer and Director	March 8, 2001

/s/ Gary P. Latendresse	Vice Chairman, Chief Financial Officer and Director	March 8, 2001

/s/ Dominick C. Fanello	Director	March 8, 2001

/s/ John E. Lobbia	Director	March 8, 2001

/s/ Peter J. Pestillo	Director	March 8, 2001

/s/ Shamel T. Rushwin	Director	March 8, 2001

/s/ Clayton P. Shannon	Director	March 8, 2001

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company and Merger Sub (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the “Stockholders Agreement”), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996
Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the
Form 8-B).

10.1	Credit Agreement dated as of December 16, 1997 (the “Credit Agreement”), among the Registrant, Rouge Steel Company, the banks named therein and NBD Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s 1997 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1997 Form 10-K”)).

10.2	First Amendment to Credit Agreement dated as of July 23, 1999 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan, formerly known as NBD Bank (incorporated herein by reference to Exhibit 10.2 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.3 +	Second Amendment to Credit Agreement dated as of April 21, 2000 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.4 +	Third Amendment to Credit Agreement dated as of January 18, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.5 +	Fourth Amendment to Credit Agreement dated as of February 2, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.6 +	Fifth Amendment to Credit Agreement dated as of February 26, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.7 +	Sixth Amendment to Credit Agreement dated as of March 1, 2001 among the Registrant, Rouge Steel Company, the banks named therein and Bank One, Michigan.

10.8 +	Loan and Security Agreement dated March 13, 2001 by and among Rouge Steel Company, the Registrant, QS Steel Inc., Eveleth Taconite Company, the financial institutions parties thereto and Congress Financial Corporation.

10.9	Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company (“Ford”) and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.10	Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16, 1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1994 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1994 Form 10-K”)).

10.11 +	Amendment No. 1 to Oxygen, Nitrogen and Argon Supply Agreement dated as of April 10, 1998 between Praxair, Inc. and the Registrant.

10.12 +	Amendment No. 2 to Oxygen, Nitrogen and Argon Supply Agreement dated as of January 1, 1999 between Praxair, Inc. and the Registrant.

10.13	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.14	Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.15	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.16	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.17	Operating Agreement for Shiloh of Michigan, L.L.C. dated as of January 2, 1996 by and among Shiloh of Michigan, L.L.C., the Registrant and Shiloh Industries, Inc. (incorporated herein by reference to Exhibit 10.16 to the 1995 Form 10-K).

10.18	Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. (“Thyssen”) and Worthington Steel of Michigan, Inc., (“Worthington Steel”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the “First Quarter 1997 10-Q”)).

10.19	First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit 10.2 to the First Quarter 1997 10-Q).

10.20	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the 1997 Form 10-K).

10.21	First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

10.22	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

10.23	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virgina Horn Taconite Company, Eveleth Taconite Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 form 10-K).

10.24	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.25	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.26	Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

10.27 +	Electricity Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999.

10.28 +	Steam Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999

10.29 +	Ground Lease Between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999.

10.30 +	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel Company and Ford Motor Company dated as of May 31, 2000.

10.31 +	Easement Agreement by and among Rouge Steel Company, Ford Motor Company, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000.

10.32 +	Blast Furnace Gas Purchase Agreement by and among Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999.

10.33 +	Amended and Restated Information Systems Services Agreement between Rouge Steel Company and Perot Systems Corporation dated as of April 1, 2000.

10.34 +	Master Lease between Bank One, Michigan and Rouge Steel Company dated as of May 14, 1997.

10.35**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.36**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.37	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.38	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.39	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.40**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

10.41**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.42**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan.

10.43**	Rouge Steel Company 1998 Stock Incentive Plan.

10.44**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan.

10.45**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.46**	Amended and Restated Supplemental Executive Retirement Plan.

10.47**	Amended and Restated Rouge Steel Company Benefit Restoration Plan.

10.48**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

+	Filed herewith.

**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2000.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.