Form 10-K405/A
period 2000-12-31
ROUGE INDUSTRIES INC
filed 2001-03-30
CIK 918577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE

      This report on Form 10-K/A-1 is being filed to amend the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Rouge Industries, Inc. on March 16, 2001. The amendment is required to correct a typographical error in Note 6 — Pension and Postretirement Benefit Plans which appeared on page 50 of the original 10-K. The page that follows this Explanatory Note should replace page 50 of the original 10-K in its entirety.

NOTE 6 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table presents benefit obligation, asset value, funded status, cash flow and weighted- average assumptions for Rouge Steel’s pension and postretirement benefit plans (dollars in thousands):

	Pension Plans				Postretirement Benefit Plans

	2000	1999		1998	2000	1999	1998

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$141,446		$130,763	$109,087	$68,594	$67,879	$54,530

Service Cost	7,006		7,993	8,116	4,346	4,490	3,649

Interest Cost	11,125		9,280	8,425	5,459	4,878	4,211

Participants’ Contributions	329		337	337	—	—	—

Plan Amendments	9,728		—	—	(231)	—	—

Actuarial (Gain) Loss	(15,673)		(4,034)	6,821	(5,951)	(8,320)	5,727

Total Benefit Payments	(4,011)		(2,893)	(2,023)	(449)	(333)	(238)

Benefit Obligation at End of Year	$149,950		$141,446	$130,763	$71,768	$68,594	$67,879

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$146,253		$128,055	$121,360	$—	$—	$—

Actual Return on Plan Assets	20,538		20,554	6,550	—	—	—

Employer Contributions	861		187	2,124	449	333	238

Participants’ Contributions	329		337	337	—	—	—

Total Benefit Payments	(4,011)		(2,893)	(2,023)	(449)	(333)	(238)

Other	(195)		13	(293)	—	—	—

Fair Value of Plan Assets at End of Year	$163,775		$146,253	$128,055	$—	$—	$—

Funded Status	$13,825		$4,807	$(2,708)	$(71,768)	$(68,594)	$(67,879)

Unrecognized Actuarial (Gain) Loss	(37,647)		(14,427)	(967)	(1,571)	4,380	13,273

Unrecognized Prior Service Cost	16,547		7,492	8,600	(88)	190	237

Adjustment to Book Value	—		—	—	139	88	68

Adjustment for Sept. 30th Measurement Date	2		81	—	—	—	—

Net Amount Recognized	$(7,273)	$	(2,047)	$4,925	$(73,288)	$(63,936)	$(54,301)

Amount Recognized in the Consolidated Balance Sheets Consists of
Prepaid Benefit Cost	$4,818		$3,945	$6,837	$—	$—	$—

Accrued Benefit Liability	(12,091)		(5,992)	(1,912)	(73,288)	(63,936)	(54,301)

Additional Minimum Liability	(607)		(5,286)	(5,878)	—	—	—

Intangible Asset	567		980	1,366	—	—	—

Accumulated Other Comprehensive Income	40		4,306	4,512	—	—	—

Net Amount Recognized	$(7,273)		$(2,047)	$4,925	$(73,288)	$(63,936)	$(54,301)

Weighted-Average Assumptions
Discount Rate	8.00%		7.50%	6.75%	8.00%	7.50%	6.75%

Expected Return on Plan Assets	9.00		9.00	9.00	N/A	N/A	N/A

Rate of Compensation Increase — Salaried	3.70		3.70	3.70	3.70	3.70	3.70

Rate of Compensation Increase — Hourly	N/A		N/A	N/A	3.00	3.00	3.00

For measurement purposes, an assumed health care trend rate of 6.0% was used for the postretirement benefit obligation in 2000, 1999 and 1998. A measurement date of September 30 was used for the pension plans and the postretirement benefit plans.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.

ROUGE INDUSTRIES, INC.

By: /s/ Gary P. Latendresse

Name: Gary P. Latendresse Title: Vice Chairman and Chief Financial Officer