Form 10-Q
period 2001-03-31
ROUGE INDUSTRIES INC
filed 2001-04-30
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2001

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
Yes      No

The number of shares of common stock issued and outstanding as of April 20, 2001 was 22,237,859 which includes 15,097,459 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2001

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Report of Independent Accountants	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations	6

	Consolidated Statement of Changes in Stockholders’ Equity	7

	Consolidated Statements of Cash Flows	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

[PRICEWATERHOUSECOOPERS LLP LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 12 of this report on Form 10-Q as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000. This financial information is the responsibility of the Company’s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2001, except as to Note 5 which is as of March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
April 24, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

Assets
	March 31	December 31
	2001	2000

	Unaudited

Current Assets

Cash and Cash Equivalents	$5,011	$2,733

Restricted Cash	2,537	2,700

Accounts Receivable

Trade and Other (Net of Allowances of $9,667 and $9,823)	121,946	108,708

Insurance Recovery	11,830	20,007

Affiliates	1,463	1,822

Inventories	206,780	269,245

Other Current Assets	5,335	8,499

Total Current Assets	354,902	413,714

Property, Plant, and Equipment

Land	360	360

Buildings and Improvements	23,122	23,122

Machinery and Equipment	386,049	379,460

Construction in Progress	20,729	18,338

Subtotal	430,260	421,280

Less: Accumulated Depreciation	(183,560)	(176,912)

Net Property, Plant, and Equipment	246,700	244,368

Investment in Unconsolidated Subsidiaries	66,792	66,918

Deferred Charges and Other	29,886	16,018

Total Assets	$698,280	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders' Equity
	March 31	December 31
	2001	2000

	Unaudited

Current Liabilities Accounts Payable
Trade	$179,255	$188,626

Affiliates	197	11,149

Deferred Insurance Recovery	42,224	44,000

Accrued Vacation Pay	10,938	10,087

Taxes Other than Income	3,058	6,128

Other Accrued Liabilities	32,784	35,964

Total Current Liabilities	268,456	295,954

Long-Term Debt	102,810	66,500

Other Postretirement Benefits	75,813	73,288

Other Liabilities	18,544	12,430

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity Common Stock
Class A, 80,000,000 shares authorized with 15,097,459 and 15,087,577 issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	151	151

Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	72	72

Capital in Excess of Par Value	130,245	130,233

Retained Earnings	102,229	162,430

Accumulated Other Comprehensive Income (Loss)	(40)	(40)

Total Stockholders’ Equity	232,657	292,846

Total Liabilities and Stockholders’ Equity	$698,280	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended March 31

	2001	2000

Sales

Unaffiliated Customers	$225,404	$310,029

Affiliates	4,791	11,577

Total Sales	230,195	321,606

Costs and Expenses

Costs of Goods Sold	281,747	334,838

Depreciation and Amortization	6,541	15,151

Selling and Administrative Expenses	5,625	7,467

Total Costs and Expenses	293,913	357,456

Operating Loss	(63,718)	(35,850)

Interest Income	95	192

Interest Expense	(2,806)	(2,057)

Insurance Recovery	6,393	15,595

Other — Net	989	900

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(59,047)	(21,220)

Income Tax Benefit	—	7,811

Loss Before Equity in Unconsolidated Subsidiaries	(59,047)	(13,409)

Equity in Unconsolidated Subsidiaries	(709)	512

Net Loss	$(59,756)	$(12,897)

Per Share Amounts

Net Loss — Basic and Diluted	$(2.69)	$(0.58)

Cash Dividends Declared	$0.02	$0.03

Weighted Average Shares Outstanding	22,235,800	22,133,933

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

For the Quarter Ended
March 31, 2001

Common Stock Beginning and Ending Balance	$223

Capital in Excess of Par Value
Beginning Balance	130,233

Common Stock Issued for ODEP	12

Ending Balance	130,245

Retained Earnings

Beginning Balance	162,430

Net Loss and Comprehensive Income (Loss)	(59,756)

Cash Dividends Declared	(445)

Ending Balance	102,229

Accumulated Other Comprehensive Income (Loss) Beginning and Ending Balance	(40)

Total Stockholders’ Equity	$232,657

Comprehensive Income (Loss) Net and Comprehensive Loss	$(59,756)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Quarter Ended
	March 31

	2001	2000

Cash Flows From Operating Activities

Net Loss	$(59,756)	$(12,897)

Adjustments to Reconcile Net Loss to Net Cash (Used for) Provided by Operating Activities

Deferred Taxes	—	2,050

Depreciation and Amortization	6,541	15,151

Amortization of Capitalized Debt Costs	30	—

Equity in Unconsolidated Subsidiaries	709	(512)

Net Indemnification Receivable	(7,391)	—

Common Stock Issued for Benefit Plans	12	11

Changes in Assets and Liabilities

Marketable Securities	—	(948)

Accounts Receivable	(4,703)	(930)

Inventories	61,918	74,358

Prepaid Expenses	2,597	3,204

Accounts Payable and Accrued Liabilities	(25,351)	5,388

Deferred Insurance Recovery	(1,776)	(9,251)

Other — Net	76	156

Net Cash Used for Provided by Operating Activities	(27,094)	75,780

Cash Flows from Investing Activities

Capital Expenditures	(6,620)	(8,938)

Investment in Unconsolidated Subsidiaries	(106)	(54)

Distributions from Unconsolidated Subsidiaries	70	—

Changes in Restricted Cash	163	—

Other — Net	—	12

Net Cash Used for Investing Activities	(6,493)	(8,980)

Cash Flows From Financing Activities

Drawdowns on Revolving Line	250,207	55,800

Principal Payments on Revolving Line	(213,897)	(105,600)

Cash Dividend Payments	(445)	(664)

Net Cash (Used for) Provided by Financing Activities	35,865	(50,464)

Net Increase in Cash and Cash Equivalents	2,278	16,336

Cash and Cash Equivalents — Beginning of Period	2,733	1,861

Cash and Cash Equivalents — End of Period	$5,011	$18,197

The accompanying notes are an integral part of the consolidated financial statements

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim period. Such adjustments include normal recurring adjustments as well as the additional adjustments discussed in Note 4. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2001.

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

Certain amounts have been reclassified to conform to current period presentation.

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	March 31	December 31
	2001	2000

	Unaudited

Production

Raw Materials	$59,792	$86,182

Semifinished and Finished Steel Products	147,600	180,688

Total Production at FIFO	207,392	266,870

LIFO Reserve	(15,579)	(13,387)

Total Production at LIFO	191,813	253,483

Nonproduction and Sundry	14,967	15,762

Total Inventories	$206,780	$269,245

NOTE 3 — DEBT

In the first quarter of 2001, the Company’s recent financial results caused it to seek amendments (the “Amendments”) to the $100,000,000 unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, the Amendments increased the commitment of the banks to $150,000,000.

On March 13, 2001, Rouge Steel and Rouge Industries entered into an agreement for a $250,000,000 revolving loan facility (the “Credit Agreement”) which replaced the Original Credit Facility. The Credit Agreement expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $196,201,000. There is one financial covenant in the Credit Agreement, minimum Net Worth, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans made under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability.

The Company believes that funds available under the Credit Agreement, along with cash flows from operations and anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements through the remainder of 2001.

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

During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company’s insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 will be denied, a position the Company continues to contest. The business interruption issues that remain open for subsequent settlement are listed below.

a)	Excess utility costs — During the period of indemnity, the Company’s insurers agreed to pay any excess utility costs above the costs that would have been incurred under the Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, which is being constructed by CMS Energy Corporation (“CMS”), begins to provide the Company with electricity and steam. The insurers have paid $16,382,000 of excess utility costs incurred through March 31, 2000 and have agreed to settle any additional excess utility costs as the costs are incurred, through the end of the indemnity period.

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will be purchased and used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $3,000,000 per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas, flared during the period of indemnity. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred, through the end of the indemnity period.

c)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, temporary electrical facilities were installed. Although the temporary steam and electrical facilities have been in use for more than two years, all of the invoices have not been settled by Rouge Steel and the insurers. The partial settlement included payments of $58,941,000 for the temporary boilers against a claim which is expected to be approximately $60,400,000 and payments of $7,564,000 for the temporary electrical facilities against a claim which is expected to be approximately $12,202,000. When all the invoices have been reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

Pursuant to the accounting described above, during the first quarter of 2001, the Company recorded recoverable insurance proceeds related to the Powerhouse explosion of $6,393,000. During the first quarter of 2001, the Company received an advance of $11,738,000 related to the Powerhouse claim. At March 31, 2001, the Company has a receivable with respect to the Powerhouse explosion of $11,830,000, which is net of reserves of $24,690,000.

With respect to unsettled matters in the Powerhouse explosion insurance claim discussed above, the Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivables were made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is presently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

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

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 2001 and 2000. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2010.

	For the Quarter Ended		For the Quarter Ended
	March 31, 2001		March 31, 2000

	(Unaudited)		(Unaudited)

		Range of		Range of
		Exercise		Exercise
	Securities	Prices	Securities	Prices

Dilutive Securities	—		—

Anti-dilutive Securities	501,825	$4.69 - $28.88	425,725	$7.86 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Note 4, there have been no significant changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

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

Comparison of the Three — Month Periods Ended March 31, 2001 and 2000

      Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) decreased 28.4% in the first quarter of 2001 to $230.2 million from $321.6 million in the first quarter of 2000, a decrease of $91.4 million. The decrease in total sales resulted from lower steel product shipments and selling prices. Shipments decreased 21.9% in the first quarter of 2001 to 581,000 tons from 744,000 tons in the first quarter of 2000, a decrease of 163,000 tons. The decrease in steel product shipments was due to weak demand for steel in the first quarter of 2001. The Company idled its smaller blast furnace for 60 days in the first quarter of 2001 to balance production with the lower shipments. Additionally the steel product selling prices were lower in the first quarter of 2001. The average realized selling price of the Company’s steel products decreased 8.3% in the first quarter of 2001 to $396 per ton from $432 per ton in the first quarter of 2000, a decrease of $36 per ton. The decrease in average realized selling prices is the result of several occurrences: (i) low priced steel imports which caused domestic producers to lower their prices to compete for orders; (ii) weak demand for the Company’s steel products and (iii) a poorer sales mix comprised of less value-added products.

      Costs and Expenses. Total costs and expenses decreased 17.8% in the first quarter of 2001 to $293.9 million from $357.5 million in the first quarter of 2000, a decrease of $63.6 million. Costs of goods sold decreased 15.9% in the first quarter of 2001 to $281.7 million from $334.8 million in the first quarter of 2000, a decrease of $53.1 million. The decrease in costs of goods sold in the first quarter of 2001 can be attributed to the 163,000 ton decline in sales volume, the unfavorable sales mix and the net benefit for indemnification by the Company’s former parent of previously accrued environmental liabilities related to the cleanup of the Rouge Complex. These cost decreases were partially offset by higher costs related to the Powerhouse explosion, natural gas, and the 60-day shutdown of “B” blast furnace. Costs of goods sold in the first quarter of 2001 were 122.4% of total sales, up from 104.2% of total sales in the first quarter of 2000. Depreciation and amortization decreased 56.8% in the first quarter of 2001 to $6.5 million from $15.1 million in the first quarter of 2000, a decrease of $8.6 million. The higher depreciation and amortization expense in 2000 reflects the amortization of the cost of the temporary steam boilers and electrical facilities during 2000 that were installed to provide the Company with steam and electricity until the co-generation power plant, which is presently under construction, is placed into service. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000. Selling and administrative expenses decreased 24.7% in the first quarter of 2001 to $5.6 million from $7.5 million in the first quarter of 2000, a decrease of $1.8 million. The principal reasons for the lower selling and administrative expenses are lower professional services fees from outside consultants engaged to assist with the Powerhouse explosion insurance claim and lower Michigan single business tax. See “Powerhouse Explosion and Insurance Claim.”

      Operating Loss. The operating loss increased in the first quarter of 2001 to $63.7 million from $35.8 million in the first quarter of 2000, an increase of $27.9 million. The deterioration was primarily attributable to lower steel product selling prices, higher natural gas costs, unabsorbed fixed costs associated with the 60-day shutdown of “B” blast furnace, and higher expenses related to the Powerhouse explosion. See “Powerhouse Explosion and Insurance Claim.”

      Insurance Recovery. The Company recognized $6.4 million of insurance recoveries in the first quarter of 2001 compared to $15.6 million in the first quarter of 2000, a decrease of $9.2 million. The recovery amount in 2001 does not include amounts for excess utility costs and blast furnace gas flaring penalties. These costs were fully covered in 2000.

Liquidity and Capital Resources

      Cash and cash equivalents on March 31, 2001 totaled $5.0 million compared to $2.7 million on December 31, 2000, an increase of $2.3 million. The Company also had restricted cash of $2.5 million on March 31, 2001 compared to $2.7 million on December 31, 2000.

      Cash Flows from Operating Activities. Net cash used for operating activities was $27.1 million in the first quarter of 2001 compared to net cash provided by operating activities of $75.8 million in the first quarter of 2000. The decrease in cash from operating activities in the first quarter of 2001 was primarily attributable to the loss incurred. Additionally, accounts payable were lower in the first quarter of 2001 reflecting the lower level of production activity.

      Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 25.2% in the first quarter of 2001 to $6.7 million from $9.0 million in the first quarter of 2000, a decrease of $2.3 million. During the rest of 2001, it is anticipated that an additional $30 million will be paid or accrued for capital projects. The additional capital expenditures will be generally directed at maintaining plant efficiency and product quality.

      Credit Facility. The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During the first quarter of 2001, the Company was required to seek amendments to the $100 million, unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, these amendments increased the commitments of the banks from $100 million to $150 million.

      The difficult market conditions facing the Company, along with the cash strain caused by the Powerhouse explosion, have resulted in considerable pressure on the Company’s liquidity causing it to refinance the Original Credit Facility. Rouge Steel Company, the Company’s primary operating subsidiary, executed a $250 million Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The Credit Agreement expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $196.2 million. The Company had borrowings of $102.8 million under the Credit Agreement on March 31, 2001. Interest on loans under the Credit Agreement will be 125 to 250 basis points higher than loans under the Original Credit Facility. The Company believes that funds available under the Credit Agreement, along with cash flows from operations and anticipated insurance proceeds, will be adequate for its working capital and capital expenditure requirements through the remainder of 2001. Unless the Company’s profitability begins to improve, however, its liquidity may begin to deteriorate. At this time, the Company is unable to predict with any certainty when or if its profitability will improve. Improvement in the Company’s profitability will depend on a variety of factors, including the cost of raw materials and energy, the level of steel imports, the prices at which the Company is able to sell its products, both in the automotive market and the spot market, and the Company’s ability to continue to realize greater operating efficiencies. Many of these factors, such as the cost of raw materials and energy, import levels and steel prices generally, are beyond the Company’s control.

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

      During the second quarter of 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covers all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim. Three significant business interruption issues remain open for subsequent settlement. The Company and its insurers are presently discussing the period of indemnity for the Powerhouse claim. The Company’s insurers have indicated that coverage for business interruption costs incurred after December 31, 2000 will be denied, a position the Company continues to contest. The business interruption issues that remain open for the subsequent settlement are listed below.

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

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product fuel (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant begins operating its steam boilers, the blast furnace gas will be purchased and used by CMS. Until such time, however, the blast furnace gas, with a value of approximately $3 million per month, is being flared. The Company’s insurers have agreed to reimburse the Company for the value of the blast furnace gas flared during the period of indemnity. The part of the claim related to blast furnace gas is still open and will be settled as the costs are incurred, through the end of the indemnity period.

c)	Temporary facilities — During the first quarter of 1999, the Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. Additionally, temporary electrical facilities were installed. Although the temporary steam and electrical facilities have been in use for more than two years, all of the invoices have not been settled by Rouge Steel and the insurers. The partial settlement included payments of $58.9 million for the temporary boilers against a claim which is expected to be approximately $60.4 million and payments of $7.6 million for the temporary electrical facilities against a claim which is expected to be approximately $12.2 million. When all the invoices have been reviewed by the insurers, the part of the claim related to the temporary facilities will be settled.

      Pursuant to the accounting described above, during the first quarter of 2001, the Company recorded recoverable insurance proceeds related to the Powerhouse explosion of $6.4 million. During the first quarter of 2001, the Company received an advance of $11.7 million related to the Powerhouse claim. At March 31, 2001, the Company has a receivable with respect to the Powerhouse explosion of $11.8 million which is net of reserves of $24.7 million.

      With respect to unsettled matters in the Powerhouse explosion insurance claim discussed above, the Company continues to discuss the determination of the total claim with its insurers. The Company’s assessment of probability with respect to the receivables were made based on discussions with insurers and legal and financial experts retained to assist in the claim process. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Company. Based on the magnitude and complexity of the insurance claim, the Company is currently unable to reasonably estimate the amount of actual costs to be incurred in the future as well as the extent of the Company’s exposure for amounts not covered by its insurance program.

      In addition to costs discussed above, the Company is currently evaluating ancillary costs, including cleanup and abatement activities, relating to the explosion. Such amounts could be material to the Company’s results of operations, cash flows and financial position during future periods. Based on the available information, the Company has recorded a $3.0 million reserve for its share of the minimum estimated cost to mitigate further environmental contamination at the Powerhouse. If the abatement costs are expected to exceed $3.0 million, those costs will be recorded as incurred if they relate to future operations. If they do not result in future benefit to the Company, additional abatement costs will be recorded in the period during which losses become probable and reasonably estimable.

New Accounting Pronouncement

      During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement had no impact on the Company’s results of operations or financial position.

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

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) the Company’s ability to resolve the Powerhouse insurance claim, and (vii) higher than expected operating costs.

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

Date: April 30, 2001	ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri

Name: Carl L. Valdiserri Title: Chairman of the Board and Chief Executive Officer

Date: April 30, 2001	By: /s/ Gary P. Latendresse

Name: Gary P. Latendresse Title: Vice Chairman and Chief Financial Officer