Form 10-Q
period 2001-06-30
ROUGE INDUSTRIES INC
filed 2001-08-09
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2001

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

The number of shares of common stock issued and outstanding as of July 20, 2001 was 22,244,239. This amount includes 15,103,839 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2001

[PricewaterhouseCoopers LLP Letterhead]

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 11 of this report on Form 10-Q as of June 30, 2001, and for the three-month and six-month periods ended June 30, 2001 and 2000. This financial information is the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2001, except as to Note 5 which is as of March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
July 25, 2000

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30	December 31
	2001	2000

Assets

Unaudited

Current Assets

Cash and Cash Equivalents	$1,725	$2,733

Restricted Cash	2,328	2,700

Accounts Receivable

Trade and Other (Net of Allowances of $12,705 and $9,823)	124,867	108,708

Insurance Recovery	—	20,007

Affiliates	1,142	1,822

Inventories	171,578	269,245

Other Current Assets	2,230	8,499

Total Current Assets	303,870	413,714

Property, Plant, and Equipment

Land	360	360

Buildings and Improvements	23,122	23,122

Machinery and Equipment	381,273	379,460

Construction in Progress	25,410	18,338

Subtotal	430,165	421,280

Less: Accumulated Depreciation	(185,433)	(176,912)

Net Property, Plant, and Equipment	244,732	244,368

Investment in Unconsolidated Subsidiaries	66,931	66,918

Deferred Charges and Other	30,386	16,018

Total Assets	$645,919	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	June 30	December 31
	2001	2000

	Unaudited
Current Liabilities

Accounts Payable

Trade	$148,189	$188,626

Affiliates	8,130	11,149

Deferred Insurance Recovery	—	44,000

Accrued Vacation Pay	10,649	10,087

Taxes Other than Income	3,248	6,128

Other Accrued Liabilities	60,339	35,964

Total Current Liabilities	230,555	295,954

Long-Term Debt	75,971	66,500

Other Postretirement Benefits	78,332	73,288

Other Liabilities	20,181	12,430

Commitments and Contingencies (Notes 4 and 6)

Stockholders’ Equity

Common Stock

Class A, 80,000,000 shares authorized with 15,103,839 and 15,087,577 issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	151	151

Class B, 8,690,400 shares authorized with 7,140,400 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	72	72

Capital in Excess of Par Value	130,245	130,233

Retained Earnings	110,452	162,430

Accumulated Other Comprehensive Income (Loss)	(40)	(40)

Total Stockholders’ Equity	240,880	292,846

Total Liabilities and Stockholders’ Equity	$645,919	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Sales

Unaffiliated Customers	$248,419	$277,353	$473,824	$587,382

Affiliates	3,887	5,995	8,677	17,572

Total Sales	252,306	283,348	482,501	604,954

Costs and Expenses

Costs of Goods Sold	304,664	291,975	586,410	626,814

Depreciation and Amortization	6,492	14,611	13,033	29,762

Selling and Administrative Expenses	5,598	6,949	11,222	14,415

Total Costs and Expenses	316,754	313,535	610,665	670,991

Operating Loss	(64,448)	(30,187)	(128,164)	(66,037)

Interest Income	151	510	245	701

Interest Expense	(1,980)	(1,007)	(4,786)	(3,063)

Insurance Recovery	75,140	40,083	81,533	55,678

Other — Net	(2,236)	83	(1,247)	983

Income (Loss) Before Income Taxes and Equity

In Unconsolidated Subsidiaries	6,627	9,482	(52,419)	(11,738)

Income Tax (Provision) Benefit	—	(3,305)	—	4,506

Income (Loss) Before Equity in

Unconsolidated Subsidiaries	6,627	6,177	(52,419)	(7,232)

Equity in Unconsolidated Subsidiaries	2,041	684	1,331	1,196

Net Income (Loss)	$8,668	$6,861	$(51,088)	$(6,036)

Per Share Amounts

Net Income (Loss) — Basic and Diluted	$0.39	$0.31	$(2.30)	$(0.27)

Cash Dividends Declared	$0.02	$0.03	$0.04	$0.06

Weighted Average Shares Outstanding	22,242,206	22,135,782	22,239,021	22,134,857

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Six Months Ended
	June 30, 2001	June 30, 2001

Common Stock

Beginning and Ending Balance	$223	$223

Capital in Excess of Par Value

Beginning Balance	130,245	130,233

Common Stock Issued for Benefit Plans	—	12

Ending Balance	130,245	130,245

Retained Earnings

Beginning Balance	102,229	162,430

Net Income (Loss) and Comprehensive Income (Loss)	8,668	(51,088)

Cash Dividends Declared	(445)	(890)

Ending Balance	110,452	110,452

Accumulated Other Comprehensive Income (Loss)

Beginning and Ending Balance	(40)	(40)

Total Stockholders’ Equity	$240,880	$240,880

Comprehensive Income (Loss)

Net Income (Loss) and Comprehensive Income (Loss)	$8,668	$(51,088)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Six Months Ended
	June 30

	2001	2000

Cash Flows From Operating Activities

Net Loss	$(51,088)	$(6,036)

Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:

Deferred Taxes	—	(1,385)

Depreciation and Amortization	13,033	29,762

Amortization of Capitalized Debt Costs	30	—

Equity in Unconsolidated Subsidiaries	(1,331)	(1,196)

Environmental Remediation Recovery	(7,391)	—

Common Stock Issued for Benefit Plans	12	23

Changes in Assets and Liabilities:

Accounts Receivable	4,528	6,121

Inventories	99,097	48,305

Prepaid Expenses	5,202	(4,541)

Accounts Payable and Accrued Liabilities	(13,721)	60,398

Deferred Insurance Recovery	(44,000)	(13,403)

Other — Net	14	—

Net Cash Provided by Operating Activities	4,385	118,048

Cash Flows From Investing Activities

Capital Expenditures	(14,233)	(27,069)

Investment in Unconsolidated Subsidiaries	(334)	1,188

Distributions from Unconsolidated Subsidiaries	221	—

Changes in Restricted Cash	372	—

Other — Net	—	(56)

Net Cash Used for Investing Activities	(13,974)	(25,937)

Cash Flows From Financing Activities

Drawdowns on Revolving Line	499,125	145,600

Principal Payments on Revolving Line	(489,654)	(196,100)

Cash Dividend Payments	(890)	(1,328)

Net Cash Provided by (Used for) Financing Activities	8,581	(51,828)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,008)	40,283

Cash and Cash Equivalents — Beginning of Period	2,733	1,861

Cash and Cash Equivalents — End of Period	$1,725	$42,144

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

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

Certain amounts have been reclassified to conform to current period presentation.

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	June 30	December 31
	2001	2000

	Unaudited
Production

Raw Materials	$31,222	$86,182

Semifinished and Finished Steel Products	142,568	180,688

Total Production at FIFO	$173,790	266,870

LIFO Reserve	(16,991)	(13,387)

Total Production at LIFO	$156,799	253,483

Nonproduction and Sundry	14,779	15,762

Total Inventories	$171,578	$269,245

NOTE 3 — DEBT

In the first quarter of 2001, the Company’s recent financial results caused it to seek amendments (the “Amendments”) to the $100,000,000 unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, the Amendments increased the commitment of the banks to $150,000,000.

On March 13, 2001, Rouge Steel and Rouge Industries entered into an agreement for a $250,000,000 revolving loan facility (the “Credit Agreement”) which replaced the Original Credit Facility. The Credit Agreement expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $180,111,000. There is one financial covenant in the Credit Agreement, Minimum Net Worth, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans made under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability.

The Company believes that funds available under the Credit Agreement, along with cash flows from operations, should be adequate for its working capital and capital expenditure requirements through the remainder of 2001. However, if the current market conditions and resulting depressed steel prices fail to improve, the Company could be in violation of its debt covenant and liquidity would likely become an issue in early 2002.

NOTE 4 — POWERHOUSE EXPLOSION AND INSURANCE CLAIMS

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

During the second quarter of 2001, the Company received cash proceeds of $45,175,000 representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and Powerhouse property damage and business interruption costs. As a result of the settlement, the Company recorded $75,140,000 as second quarter 2001 insurance recoveries, of which $63,151,000 represents gain on the net book value of the Powerhouse property destroyed. Other components of second quarter 2001 insurance recoveries include the reversal of previously established insurance recovery receivable reserves of $14,026,000 and net adjustment losses of $2,037,000. Total recoveries and final proceeds of the claim amount to $343,253,000.

Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. As a result of these obligations, with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, the Company recorded an accrual of $14,224,000 in the second quarter of 2001.

While the final settlement covers all property damage and business interruption aspects of the claim through June 30, 2001, two significant business interruption issues remain open without recourse to the Company’s insurers:

a)	Excess utility costs — During the period of indemnity, the Company’s insurers had agreed to pay any excess utility costs above the costs that would have been incurred under the old Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, constructed by CMS Energy Corporation (“CMS”), is fully launched and begins to provide the Company with electricity and steam. The cost penalty associated with the delay in CMS utility service is approximately $2,500,000 per month.

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant has been fully launched, it will be capable of consuming all of the Company’s blast furnace gas to produce steam. Until such time, however, the blast furnace gas, with a value of approximately $2,400,000 per month, is being flared.

The Company expects full utility service from CMS to commence in the third quarter of 2001.

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and six-month periods ended June 30, 2001 and 2000. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices higher than average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2011.

		For the Quarter Ended June 30

	2001		2000

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		—

Anti-dilutive Securities	897,975	$2.05 - $28.88	656,450	$7.88 - $28.88

		For the Six Months Ended June 30

	2001		2000

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		—

Anti-dilutive Securities	897,975	$2.05 - $28.88	656,450	$7.88 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended June 30, 2001 and 2000

      Total Sales.   Total sales for Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”) decreased 11.0% in the second quarter of 2001 to $252.3 million from $283.3 million in the second quarter of 2000, a decrease of $31.0 million. The decrease in total sales was caused principally by price decreases, partially offset by an increase in steel product shipments. Average realized revenue per ton decreased in the second quarter of 2001 to $379 per ton from $444 per ton in the second quarter of 2000, a decrease of $65 per ton. The decrease in average realized revenue per ton was the result of dramatically lower steel selling prices combined with an unfavorable sales mix in the second quarter of 2001. The decrease in revenue caused by lower prices was partially offset by higher shipments. Shipments increased 4.2% in the second quarter of 2001 to 665,000 net tons from 638,000 net tons in the second quarter of 2000, an increase of 27,000 net tons.

      Costs and Expenses.   Total costs and expenses increased 1.0% in the second quarter of 2001 to $316.8 million from $313.5 million in the second quarter of 2000, an increase of $3.3 million. Costs of goods sold increased 4.3% in the second quarter of 2001 to $304.7 million from $292.0 million in the second quarter of 2000, an increase of $12.7 million. The higher costs of goods sold was due to the higher shipments discussed above, higher costs related to the Powerhouse explosion and higher natural gas costs, partially offset by unfavorable mix and lower electricity costs. Costs of goods sold in the second quarter of 2001 was 120.8% of total sales, up from 103.0% of total sales in the second quarter of 2000. Depreciation and amortization decreased 55.6% in the second quarter of 2001 to $6.5 million from $14.6 million in the second quarter of 2000, a decrease of $8.1 million. The higher depreciation and amortization expense in 2000 reflects the amortization of the cost of the temporary steam boilers and electrical facilities that were installed to provide the Company with steam and electricity until the co-generation power plant, which is presently under construction, is placed into service. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000.

      Operating Loss.   The operating loss in the second quarter of 2001 was $64.4 million compared to an operating loss of $30.2 million in the second quarter of 2000, an increase of $34.2 million. The increase in the operating loss was primarily due to the substantially lower selling prices discussed above.

      Insurance Recovery.   During the second quarter of 2001, the Company reached a final settlement with its insurers regarding Rouge Steel’s insurable property damage and business interruption costs related to the explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”). As a result of the settlement, the Company recorded $75.1 million as second quarter 2001 insurance recoveries compared to $40.1 million in the second quarter of 2000, an increase of $35.0 million. See “Powerhouse Explosion and Insurance Claim.”

      Income Tax Provision.   No income tax provision was recorded in the second quarter of 2001 based on the Company’s expected tax rate for the year. The income tax provision in the second quarter of 2000 was $3.3 million. The income tax provision in the second quarter of 2000 was a function of taxable income.

      Net Income.   Net income increased 26.3% in the second quarter of 2001 to $8.7 million from $6.9 million in the second quarter of 2000, an increase of $1.8 million. The increase was primarily due to the Powerhouse explosion insurance claim settlement during 2001, nearly offset by lower steel prices and other factors discussed above.

Comparison of the Six — Month Periods Ended June 30, 2001 and 2000

      Total Sales.   Total sales decreased 25.4% in the first half of 2001 to $482.5 million from $605.0 million in the first half of 2000, a decrease of $122.5 million. The decrease in total sales was caused by lower steel product shipments and pricing. Steel product shipments decreased 9.8% in the first half of 2001 to 1,246,000 net tons from 1,382,000 net tons in the first half of 2000, a decrease of 136,000 net tons. Rouge Steel’s shipments were lower in the first half of 2001 primarily because of weak demand for steel in the Company’s major markets. The Company idled its smaller blast furnace for 60 days in the first quarter of 2001 to balance production with lower shipments. Additionally, the steel product selling prices were lower in the first half of 2001. The average realized selling price of the Company’s steel products decreased 11.5% in the first half of 2001 to $387 per ton from $438 per ton in the first half of 2000, a decrease of $51 per ton. The decrease in average realized selling prices is the result of several factors: (i) low priced steel imports which caused domestic producers to lower their prices to compete for orders, (ii) weak demand for the Company’s steel products and (iii) an unfavorable sales mix.

      Costs and Expenses.   Total costs and expenses decreased 9.0% in the first half of 2001 to $610.7 million from $671.0 million in the first half of 2000, a decrease of $60.3 million. Costs of goods sold decreased 6.4% in the first half of 2001 to $586.4 million from $626.8 million in the first half of 2000, a decrease of $40.4 million. The lower costs of goods sold in 2001 was primarily due to the lower shipments discussed above partially offset by higher costs associated with the Powerhouse explosion, higher natural gas costs and higher costs related to the two-month shutdown of the Company’s smaller blast furnace in the first half of 2001. Costs of goods sold in the first half of 2001 was 121.5% of total sales, compared to 103.6% of total sales in the first half of 2000. Depreciation and amortization decreased in the first half of 2001 to $13.0 million from $29.8 million in the first half of 2000, a decrease of $16.8 million. The decrease in depreciation and amortization reflects completion of the amortization of the cost of the temporary steam and electrical distribution systems installed to provide the Company with steam and electricity until the new powerhouse is placed in service. The first half of 2000 included six months of the amortization ($17.7 million). See “Powerhouse Explosion and Insurance Claim.”

      Operating Loss.   The operating loss increased 94.1% in the first half of 2001 to $128.2 million from $66.0 million in the first half of 2000, an increase of $62.2 million. The increase in operating loss was primarily due to lower steel product prices, higher Powerhouse explosion related costs and higher costs associated with the temporary shutdown of a blast furnace.

      Insurance Recovery.   The Company recognized $81.5 million of income in the first half of 2001 for insurance recoveries compared to $55.7 million in the first half of 2000, an increase of $25.8 million. The Company reached a final settlement of the Powerhouse explosion insurance claim in the first half of 2001 and a partial settlement of its first-party claim in the first half of 2000.   See “Powerhouse Explosion and Insurance Claim.”

      Income Tax Benefit.   No income tax benefit was recorded in the first half of 2001 due to the Company’s decision to record a non-cash valuation reserve against its deferred tax assets. The income tax benefit in the first half of 2000 was $4.5 million. The income tax benefit was a function of the losses incurred.

      Net Loss.   The net loss increased in the first half of 2001 to $51.1 million from $6.0 million in the first half of 2000, an increase of $45.1 million. The increased net loss is due to substantially lower steel product prices and costs associated with the temporary shutdown of a blast furnace.

Liquidity and Capital Resources

      The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000, there was intense downward pressure on steel prices caused by high levels of imports and a softening demand for steel by the Company’s customers. The lower steel prices along with the unprecedented increase in the cost of natural gas have resulted in considerable pressure on the Company’s liquidity. The Company has responded to the liquidity pressure in part by refinancing its long-term debt. Additionally, the Company has undertaken a cost reduction effort and reduced capital expenditures in order to help conserve cash.

      Cash and cash equivalents on June 30, 2001 totaled $1.7 million compared to $2.7 million on December 31, 2000, a decrease of $1.0 million. The Company also had restricted cash of $2.3 million on June 30, 2001 compared to $2.7 million on December 31, 2000.

      Cash Flows from Operating Activities.   Net cash provided by operating activities decreased in the first half of 2001 to $4.4 million from $118.0 million in the first half of 2000, a decrease of $113.6 million. The decrease in net cash provided by operating activities was primarily attributable to the higher net loss and a lower payables level partially offset by lower inventories and the Powerhouse insurance settlement. Many payments related to the Powerhouse explosion were made in the first half of 2001.

      Capital Expenditures.   Cash used for capital expenditures decreased 47.4% in the first half of 2001 to $14.2 million from $27.1 million in the first half of 2000, a decrease of $12.9 million.

During the remainder of 2001, it is anticipated that an additional $15 million will be paid or accrued for capital projects. The additional capital expenditures will be generally directed at improving plant efficiency and product quality.

      Credit Facility.   During the first quarter of 2001, while seeking refinancing of its debt, the Company was required to seek amendments to the $100 million, unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, these amendments increased the commitments of the banks from $100 million to $150 million.

      The difficult market conditions facing the Company, along with the cash strain caused by the Powerhouse explosion, have resulted in considerable pressure on the Company’s liquidity causing it to refinance the Original Credit Facility. Rouge Steel Company, the Company’s primary operating subsidiary, executed a $250 million Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The Credit Agreement expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $180.1 million. The Company had borrowings of $76.0 million under the Credit Agreement on June 30, 2001. Interest on loans under the Credit Agreement will be 125 to 250 basis points higher than loans under the Original Credit Facility. Although the price of natural gas seems to be declining and the Company believes that the new power plant will begin to purchase the Company’s blast furnace gas to produce steam in the third quarter of 2001, if the current market conditions and the resulting depressed steel prices fail to improve, the Company could be in violation of its debt covenant and liquidity would likely become an issue early in 2002. The Company is pursuing financial and operating alternatives to mitigate the potential liquidity situation. At this time, the Company is unable to predict with any certainty when or if its profitability will improve. Improvement in the Company’s profitability will depend on a variety of factors, including the cost of raw materials and energy, the level of steel imports, the prices at which the Company is able to sell its products, both in the automotive market and the spot market, and the Company’s ability to continue to realize greater operating efficiencies. Many of these factors, such as the cost of raw materials and energy, import levels and steel prices generally, are beyond the Company’s control.

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

      During the second quarter of 2001, the Company received cash proceeds of $45.2 million representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and Powerhouse property damage and business interruption costs. As a result of the settlement, the Company recorded $75.1 million as second quarter 2001 insurance recoveries, of which $63.1 million represents gain on the net book value of the Powerhouse property destroyed. Other components of second quarter 2001 insurance recoveries include the reversal of previously established reserves of $14.0 million and net adjustment losses of $2.0 million. Total recoveries and final proceeds of the claim amount to $343.3 million.

      Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. As a result of these obligations with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, the Company recorded an accrual of $14.2 million in the second quarter of 2001.

      While the final settlement covers all property damage and business interruption aspects of the claim through June 30, 2001, two significant business interruption issues remain open without recourse to the Company’s insurers:

a)	Excess utility costs — During the period of indemnity, the Company’s insurers had agreed to pay any excess utility costs above the costs that would have been incurred under the old Powerhouse configuration. Rouge Steel expects to incur excess utility costs until the new co-generation power plant, constructed by CMS Energy Corporation (“CMS”), is fully launched and begins to provide the Company with electricity and steam. The cost penalty associated with the delay in CMS utility service is approximately $2.5 million per month.

b)	Blast furnace gas — The Company’s blast furnaces produce a by-product (blast furnace gas) which, before the explosion, was used by the Powerhouse to produce steam and served to reduce the Company’s production costs. When the new co-generation power plant has been fully launched, it will be capable of consuming all of the Company’s blast furnace gas to produce steam. Until such time, however, the blast furnace gas, with a value of approximately $2.4 million per month, is being flared.

      The Company expects full utility service from CMS to commence in the third quarter of 2001.

Recent Development

      The U.S. steel industry has been suffering financially, with marked declines in profits, returns on investment, and market share. As a result, many steel-related companies have sought bankruptcy protection. Many U.S. steel producers maintain that the import surge, which began four years ago, is responsible for the hardships within the industry.

      On June 5, 2001, President George W. Bush announced a comprehensive initiative to respond to the challenges facing the U.S. steel industry. As part of that initiative, the U.S. International Trade Commission (the “ITC”) has commenced an investigation under section 201 of the Trade Act of 1974 regarding the effect of steel imports on the U.S. steel industry. The ITC has been requested to determine whether steel products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury, or a threat of serious injury, to domestic steel manufacturers. An affirmative determination could lead to temporary relief from import competition, including tariffs or quotas. The temporary relief would provide a period of time for the industry to enhance its competitiveness, strengthen its balance sheets and, in the long run, restore equitable market forces and balance free and fair trade.

      Although any remedy from an affirmative ITC determination would probably not be in place until the fourth quarter of 2001, such remedy could cause the Company’s financial situation to improve, primarily by allowing steel product prices and shipment levels to recover to reasonable levels.

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

      As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, and (vi) higher than expected operating costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Rouge Industries’ Annual Meeting of Stockholders was held on May 10, 2001. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

1)	All three nominees for Class I Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Withheld

Louis D. Camino	31,554,375	533,314

Peter J. Pestillo	31,765,814	321,875

Shamel T. Rushwin	31,768,922	318,767

2)	The 2002 Stock Incentive Plan was adopted by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Adoption of the 2002 Stock Incentive Plan	31,298,858	677,591	111,240

3)	Additional shares of Class A Common Stock for award pursuant to the Outside Director Equity Plan were authorized.

	For	Against	Abstain

Authorization of additional share of Class A Common Stock for award Pursuant to the Outside Director Equity Plan	31,124,377	838,762	124,550

4)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Ratification of the appointment of PricewaterhouseCoopers LLP as Rouge Industries’ independent public accountants for the fiscal year ending December 31, 2001	31,842,510	154,978	90,201

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2001	ROUGE INDUSTRIES, INC.

	By:	/s/ Carl L. Valdiserri

	Name:	Carl L. Valdiserri

	Title:	Chairman of the Board and Chief Executive Officer

Date: August 9, 2001	By:	/s/ Gary P. Latendresse

	Name:	Gary P. Latendresse

	Title:	Vice Chairman and

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter