Form 10-Q
period 2001-09-30
ROUGE INDUSTRIES INC
filed 2001-11-14
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001 OR

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

Yes No

The number of shares of common stock issued and outstanding as of October 31, 2001 was 22,244,239 which includes 15,103,839 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Report of Independent Accountants	3

Consolidated Balance Sheets	4

Consolidated Statements of Operations	6

Consolidated Statements of Changes in Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits and Reports on Form 8-K	22

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 11 of this report on Form 10-Q as of September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000. This financial information is the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 2, 2001, except as to Note 5 which is as of March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
October 29, 2001

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30	December 31
Assets	2001	2000

	Unaudited
Current Assets
Cash and Cash Equivalents	$896	$2,733
Restricted Cash	2,328	2,700
Accounts Receivable
Trade and Other (Net of Allowances of $12,261 and $9,823)	85,170	108,708
Insurance Recovery	—	20,007
Affiliates	212	1,822
Inventories	211,470	269,245
Other Current Assets	2,553	8,499

Total Current Assets	302,629	413,714

Property, Plant, and Equipment
Land	360	360
Buildings and Improvements	23,122	23,122
Machinery and Equipment	383,897	379,460
Construction in Progress	29,388	18,338

Subtotal	436,767	421,280
Less: Accumulated Depreciation	(192,008)	(176,912)

Net Property, Plant, and Equipment	244,759	244,368

Investment in Unconsolidated Subsidiaries	71,824	66,918

Deferred Charges and Other	29,786	16,018

Total Assets	$648,998	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	September 30	December 31
Liabilities and Stockholders’ Equity	2001	2000

	Unaudited
Current Liabilities
Accounts Payable
Trade	$135,249	$188,626
Affiliates	11,598	11,149
Deferred Insurance Recovery	—	44,000
Accrued Vacation Pay	10,520	10,087
Taxes Other than Income	1,311	6,128
Other Accrued Liabilities	65,385	35,964

Total Current Liabilities	224,063	295,954

Long-Term Debt	129,227	66,500

Other Postretirement Benefits	80,853	73,288

Other Liabilities	20,308	12,430

Commitments and Contingencies (Notes 4 and 6)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,103,839 and 15,087,577 issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of September 30, 2001 and December 31, 2000	72	72
Capital in Excess of Par Value	130,245	130,233
Retained Earnings	64,119	162,430
Accumulated Other Comprehensive Income (Loss)	(40)	(40)

Total Stockholders’ Equity	194,547	292,846

Total Liabilities and Stockholders’ Equity	$648,998	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Sales
Unaffiliated Customers	$215,342	$257,497	$689,165	$844,915
Affiliates	2,166	6,615	10,844	24,187

Total Sales	217,508	264,112	700,009	869,102

Costs and Expenses
Costs of Goods Sold	255,974	273,933	842,384	900,746
Depreciation and Amortization	6,475	13,803	19,508	43,567
Selling and Administrative Expenses	5,164	6,497	16,386	20,912

Total Costs and Expenses	267,613	294,233	878,278	965,225

Operating Loss	(50,105)	(30,121)	(178,269)	(96,123)

Interest Income	85	139	330	840
Interest Expense	(2,120)	(876)	(6,906)	(3,939)
Insurance Recovery	—	13,233	81,533	68,911
Other — Net	259	366	(988)	1,314

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(51,881)	(17,259)	(104,300)	(28,997)
Income Tax Benefit	—	10,239	—	14,745

Loss Before Equity in Unconsolidated Subsidiaries	(51,881)	(7,020)	(104,300)	(14,252)
Equity in Unconsolidated Subsidiaries	5,548	741	6,879	1,937

Net Loss	$(46,333)	$(6,279)	$(97,421)	$(12,315)

Per Share Amounts

Net Loss — Basic and Diluted	$(2.08)	$(0.28)	$(4.38)	$(0.56)

Cash Dividends Declared	$—	$0.03	$0.04	$0.09

Weighted Average Shares Outstanding	22,244,239	22,145,791	22,240,779	22,138,529

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2001	September 30, 2001

Common Stock
Beginning Balance and Ending Balance	$223	$223

Capital in Excess of Par Value
Beginning Balance	130,245	130,233
Common Stock Issued for Benefit Plans	—	12

Ending Balance	130,245	130,245

Retained Earnings
Beginning Balance	110,452	162,430
Net Loss and Comprehensive Loss	(46,333)	(97,421)
Cash Dividends Declared	—	(890)

Ending Balance	64,119	64,119

Accumulated Other Comprehensive Loss
Beginning and Ending Balance	(40)	(40)

Total Stockholders’ Equity	$194,547	$194,547

Comprehensive Loss
Net Loss and Comprehensive Loss	$(46,333)	$(97,421)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Nine Months Ended
	September 30

	2001	2000

Cash Flows From Operating Activities
Net Loss	$(97,421)	$(12,315)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used for) Operating Activities:
Deferred Taxes	—	(9,490)
Depreciation and Amortization	19,508	43,567
Amortization of Capitalized Debt Costs	30	—
Equity in Unconsolidated Subsidiaries	(6,879)	(1,937)
Environmental Remediation Recovery	(7,391)	—
Common Stock Issued for Benefit Plans	12	172

Changes in Assets and Liabilities:
Accounts Receivable	45,155	17,553
Inventories	59,873	29,943
Prepaid Expenses	5,479	(6,987)
Accounts Payable and Accrued Liabilities	(20,179)	18,350
Deferred Insurance Recovery	(44,000)	6,205
Other — Net	115	—

Net Cash Provided by (Used for) Operating Activities	(45,698)	85,061

Cash Flows From Investing Activities
Capital Expenditures	(18,222)	(28,838)
Investment in Unconsolidated Subsidiaries	(434)	(1,008)
Distributions from Unconsolidated Subsidiaries	308	4,267
Changes in Restricted Cash	372	—
Other — Net	—	(106)

Net Cash Used for Investing Activities	(17,976)	(25,685)

Cash Flows From Financing Activities
Drawdowns on Revolving Line	837,216	290,500
Principal Payments on Revolving Line	(774,489)	(345,900)
Cash Dividend Payments	(890)	(1,993)

Net Cash Provided by (Used for) Financing Activities	61,837	(57,393)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,837)	1,983

Cash and Cash Equivalents — Beginning of Period	2,733	1,861

Cash and Cash Equivalents — End of Period	$896	$3,844

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

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	September 30	December 31
	2001	2000

	Unaudited
Production
Raw Materials	$40,101	$86,182
Semifinished and Finished Steel Products	175,876	180,688

Total Production at FIFO	215,977	266,870
LIFO Reserve	(18,399)	(13,387)

Total Production at LIFO	197,578	253,483
Nonproduction and Sundry	13,892	15,762

Total Inventories	$211,470	$269,245

NOTE 3 — DEBT AND LIQUIDITY

The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000, there was intense downward pressure on steel prices caused by high levels of imports and a softening demand for steel by the Company’s customers. These factors caused considerable pressure on the Company’s liquidity. The Company responded to the liquidity pressure in part by refinancing its long-term debt early in 2001. Additionally, the Company has undertaken a cost reduction effort and reduced capital expenditures in order to help conserve cash. The terrorist attacks of September 11 and the ensuing uncertainty among the Company’s customers have caused Rouge Steel’s orders to drop sharply and have resulted in a further tightening of liquidity. While the Company’s projections presently show its liquidity requirements to be in excess of availability under the Credit Agreement (as defined below), the Company is working with its banks, customers and suppliers to find solutions to this problem. The Company’s suppliers have been cooperative and the Company is currently negotiating a new incremental credit facility to provide assistance to overcome its near-term liquidity issue. However, if the present economic environment persists, the assistance of its customers and suppliers may not be sufficient for the Company to avert a more serious liquidity crisis in the first half of 2002 and avoid a violation of its debt covenant.

During the first quarter of 2001, while seeking refinancing of its debt, the Company was required to seek amendments to the $100,000,000, unsecured credit facility it had in place since 1997 (the “Original Credit Facility’). Among other things, these amendments increased the commitments of the banks from $100,000,000 to $150,000,000.

The difficult market conditions facing the Company, along with the cash strain caused by the Powerhouse explosion, had resulted in considerable pressure on the Company’s liquidity causing it to refinance the Original Credit Facility. Rouge Steel, the Company’s primary operating subsidiary, executed a $250 million Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The Credit Agreement expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. There is one financial covenant in the Credit Agreement, a minimum net worth requirement, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. At September 30, 2001, the Company had drawn substantially all amounts available without a default under the terms of the Credit Agreement. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods; (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability.

The Company is pursuing financial and operating alternatives to mitigate its liquidity situation. At this time, the Company is unable to predict with any certainty when or if its profitability will improve. Improvement in the Company’s profitability will depend on a variety of factors, including the remedies of the Section 201 investigation being considered by the U.S. International Trade Commission, the cost of raw materials and energy, the prices at which the Company is able to sell its products, and the Company’s ability to continue to realize greater operating efficiencies. Many of these factors, such as the cost of raw materials and energy, import levels and steel prices generally, are beyond the Company’s control.

The Company is presently seeking additional financing from a variety of sources and is making plans to apply for a loan under the Federal government’s Emergency Steel Loan Guarantee Act. If Rouge Steel succeeds in obtaining such loan, the Company expects to embark on a substantial restructuring effort designed to substantially lower its operating costs and strengthen its longer-term viability.

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

During the second quarter of 2001, the Company received cash proceeds of $45,175,000 representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and

Powerhouse property damage and business interruption costs. As a result of the settlement, the Company recorded $81,533,000 of insurance recoveries for the nine months ended September 30, 2001, of which $63,151,000 represents gain on the net book value of the Powerhouse property destroyed. Total recoveries and final proceeds of the claim amount to $343,253,000.

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and nine-month periods ended September 30, 2001 and 2000. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently higher than the average market price of the Company’s Class A Common Stock. All of the stock options will expire between 2004 and 2011.

	For the Quarter Ended September 30

	2001		2000

				Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		—
Anti-dilutive Securities	910,219	$2.05 - $28.88	656,450	$7.88 - $28.88

	For the Nine Months Ended September 30

	2001		2000

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—		—
Anti-dilutive Securities	910,219	$2.05 - $28.88	656,450	$7.88 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

During the third quarter of 2001, the Company transferred its interest in Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”), to an affiliate of Shiloh Industries, Inc. (“Shiloh”), the Company’s joint venture partner. Additionally, the Company and Shiloh executed an agreement which resulted in the Company being released from its guarantee of Shiloh of Michigan’s debt. As a result of its release from the Shiloh of Michigan debt guarantee, the Company has no further obligations with respect to Shiloh of Michigan.

Other than the matters discussed above and in Note 4, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three – Month Periods Ended September 30, 2001 and 2000

     Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) decreased 17.6% in the third quarter of 2001 to $217.5 million from $264.1 million in the third quarter of 2000, a decrease of $46.6 million. The decrease in total sales resulted from lower steel product shipments and prices. Steel product shipments decreased 7.4% in the third quarter of 2001 to 576,000 net tons from 622,000 net tons in the third quarter of 2000, a decrease of 46,000 net tons. Average realized revenue per ton decreased 11.1% in the third quarter of 2001 to $378 per ton from $425 per ton in the third quarter of 2000, a decrease of $47 per ton. The decrease in average realized revenue per ton was the result of dramatically lower steel prices combined with an unfavorable sales mix in the third quarter of 2001.

     Costs and Expenses. Total costs and expenses decreased 9.0% in the third quarter of 2001 to $267.6 million from $294.2 million in the third quarter of 2000, a decrease of $26.6 million. Costs of goods sold decreased 6.6% in the third quarter of 2001 to $256.0 million from $273.9 million in the third quarter of 2000, a decrease of $17.9 million. The decrease in costs of goods sold was due to the lower steel product shipments discussed above and lower costs related to the February 1, 1999 explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”), partially offset by higher raw material and energy costs and maintenance and repair expenses. Costs of goods sold in the third quarter of 2001 was 117.7% of sales, up from 103.7% in the third quarter of 2000. Depreciation and amortization decreased 53.1% in the third quarter of 2001 to $6.5 million from $13.8 million in the third quarter of 2000, a decrease of $7.3 million. The higher depreciation and amortization expense in 2000 reflects amortization of the cost of the temporary steam boilers and electrical facilities that were installed to provide the Company with steam and electricity until the new co-generation power plant was placed into service. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000. Selling and administrative expenses decreased 20.5% in the third quarter of 2001 to $5.2 million from $6.5 million in the third quarter of 2000, a decrease of $1.3 million. The decrease was the result of a reduction in the number of administrative employees and lower professional service costs associated with the Powerhouse explosion insurance claim in 2001. See “Powerhouse Explosion and Insurance Claim.”

     Operating Loss. The operating loss increased 66.3% in the third quarter of 2001 to $50.1 million from $30.1 million in the third quarter of 2000, an increase of $20.0 million. The increase in operating loss was primarily due to the substantially lower steel product prices discussed above.

     Insurance Recovery. During the second quarter of 2001, the Company reached a final settlement with its insurers regarding Rouge Steel Company’s (“Rouge Steel”) insurable property damage and business interruption costs related to the explosion and fire at the Powerhouse. Consequently, the Company did not record any insurance recovery in the third quarter of 2001. In the third quarter of 2000, the Company recognized $13.2 million of income for anticipated insurance recovery. The Company did not include any recovery in the third quarter of 2001 for excess utility costs and blast furnace gas flaring penalties despite the continuation of related cost penalties. In the third quarter of 2001, those cost penalties amounted to $9.8 million. See “Powerhouse Explosion and Insurance Claim.”

     Income Tax Benefit. No income tax benefit was recorded in the third quarter of 2001 based on the Company’s expected tax rate for the year. The income tax benefit in the third quarter of 2000 was $10.2 million based on losses incurred.

     Equity in Unconsolidated Subsidiaries. Equity in unconsolidated subsidiaries increased in the third quarter of 2001 to $5.5 million from $741,000 in the third quarter of 2000, an increase of $4.8 million. The increase is attributable to improved performance at EVTAC Mining, the

Company’s 45% owned iron ore mine and pellet producer, and the adjustment of the Company’s basis in Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”). Rouge Industries transferred its interest in Shiloh of Michigan to an affiliate of Shiloh Industries, Inc. (“Shiloh”), the Company’s joint venture partner. This agreement resulted in the Company recording a $1.8 million non-cash gain relating to the reversal of previously recorded losses in excess of the Company’s basis in Shiloh of Michigan. The Company also was released from its guarantee of Shiloh of Michigan’s debt. As a result of its release from the Shiloh of Michigan debt guarantee, the Company has no further obligations with respect to Shiloh of Michigan.

     Net Loss. The net loss increased in the third quarter of 2001 to $46.3 million from $6.3 million in the third quarter of 2000, an increase of $40.0 million. The increased net loss was primarily due to significantly lower steel product prices, excess utility costs and blast furnace gas flaring penalties related to the Powerhouse explosion which were not covered by insurance and the elimination of the income tax benefit.

Comparison of the Nine – Month Periods Ended September 30, 2001 and 2000

     Total Sales. Total sales decreased 19.5% in the first nine months of 2001 to $700.0 million from $869.1 million in the first nine months of 2000, a decrease of $169.1 million. The decrease in total sales in the first nine months of 2001 was caused principally by lower steel product shipments and reduced steel product selling prices. Steel product shipments decreased 9.1% in the first nine months of 2001 to 1,822,000 net tons from 2,004,000 net tons in the first nine months of 2000, a decrease of 182,000 net tons. Rouge Industries’ shipments were lower in the first nine months of 2001 primarily because of weak demand for steel in the Company’s major markets. The Company idled its smaller blast furnace for 60 days in the first quarter of 2001 to balance production with lower shipments. Additionally, steel product selling prices were lower in the first nine months of 2001. The average realized selling price of the Company’s steel products decreased 11.5% in the first nine months of 2001 to $384 per ton from $434 per ton in the first nine months of 2000, a decrease of $50 per ton. The decrease in average realized selling prices is the result of several factors: (i) low priced steel imports which caused domestic producers to lower their prices to compete for orders, (ii) weak demand for the Company’s steel products and (iii) an unfavorable sales mix.

     Costs and Expenses. Total costs and expenses decreased 9.0% in the first nine months of 2001 to $878.3 million from $965.2 million in the first nine months of 2000, a decrease of $86.9 million. Costs of goods sold decreased 6.5% in the first nine months of 2001 to $842.4 million from $900.7 million in the first nine months of 2000, a decrease of $58.3 million. The decrease in costs of goods sold was primarily due to lower steel product shipments in the first nine months of 2001. Costs of goods sold in the first nine months of 2001 was 120.3% of total sales compared to 103.6% of total sales in the first nine months of 2000. Depreciation and amortization decreased 55.2% in the first nine months of 2001 to $19.5 million from $43.6 million in the first nine months of 2000, a decrease of $24.1 million. The higher depreciation and amortization expense in 2000 reflects the amortization of the cost of the temporary steam boilers and electrical facilities that were installed to provide the Company with steam and electricity until the new co-generation power plant was placed into service. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000. Selling administrative expenses decrease 21.6% in the first nine months of 2001 to $16.4 million from $20.9 million in the first nine months of 2000, a decrease of $4.5 million. The decrease was the result of a reduction in the number of administrative employees and lower professional service costs associated with the Powerhouse explosion insurance claim in 2001. See “Powerhouse Explosion and Insurance Claim.”

     Operating Loss. The operating loss increased in the first nine months of 2001 to $178.3 million from $96.1 million in the first nine months of 2000, an increase of $82.2 million. The increase in the operating loss was primarily due to lower shipments and steel product prices and higher costs associated with the temporary shutdown of the blast furnace.

     Insurance Recovery. The Company recognized $81.5 million of income in the first nine months of 2001 for insurance recoveries compared to $68.9 million in the first nine months of 2000, an increase of $12.6 million. The Company reached a final settlement of the Powerhouse insurance claim in the second quarter of 2001 and a partial settlement of its first-party claim in the second quarter of 2000. See “Powerhouse Explosion and Insurance Claim.”

     Income Tax Benefit. No income tax benefit was recorded in the first nine months of 2001 based on the Company’s expected tax rate for the year. The income tax benefit in the first nine months of 2000 was $14.7 million based on losses incurred.

     Net Loss. The net loss increased in the first nine months of 2001 to $97.4 million from $12.3 million in the first nine months of 2000, an increase of $85.1 million. The higher net loss was primarily due to lower shipments and steel product prices and higher costs associated with the temporary shutdown of the blast furnaces.

Financial Condition, Liquidity and Capital Resources

     The Company is presently facing the most difficult market conditions since it became an independent steel producer in 1989. During 2000, there was intense downward pressure on steel prices caused by high levels of imports and a softening demand for steel from the Company’s customers. These factors caused considerable pressure on the Company’s liquidity. The Company responded to the liquidity pressure in part by refinancing its long-term debt early in 2001. Additionally, the Company has undertaken a cost reduction effort and reduced capital expenditures in order to help conserve cash. The terrorist attacks of September 11 and the ensuing uncertainty among the Company’s customers have caused Rouge Steel’s orders to drop sharply and have resulted in a further tightening of liquidity. While the Company’s projections presently show its liquidity requirements in the near term to be in excess of availability under the Credit

Agreement, the Company is working with its banks, customers and suppliers to find solutions to this problem. The Company’s suppliers have been cooperative and the Company is currently negotiating a new incremental credit facility to provide assistance to overcome its near-term liquidity issue. However, if the present economic environment persists, the assistance of its customers and suppliers may not be sufficient for the Company to avert a more serious liquidity crisis in the first half of 2002 and avoid a violation of its debt covenant.

     Cash and cash equivalents on September 30, 2001 totaled $896,000 compared to $2.7 million on December 31, 2000, a decrease of $1.8 million. Cash provided by financing activities mostly offset cash used for operating activities and capital expenditures during the first nine months of 2001.

     Cash Flows from Operating Activities. Net cash used for operating activities was $45.7 million in the first nine months of 2001 compared to net cash provided by operating activities of $85.1 million in the first nine months of 2000. The net cash used for operating activities in 2001 was primarily attributable to the net loss.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 37.5% in the first nine months of 2001 to $18.6 million from $29.8 million in the first nine months of 2000, a decrease of $11.2 million. The expenditures made in the first nine months of 2001 were primarily for non-discretionary projects. During the remainder of 2001, capital expenditures will be generally directed toward non-discretionary projects designed to maintain the Company’s facilities.

     Credit Facility. During the first quarter of 2001, while seeking refinancing of its debt, the Company was required to seek amendments to the $100 million, unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, these amendments increased the commitments of the banks from $100 million to $150 million.

     The difficult market conditions facing the Company, along with the cash strain caused by the Powerhouse explosion, had resulted in considerable pressure on the Company’s liquidity causing it to refinance the Original Credit Facility. Rouge Steel, the Company’s primary operating subsidiary, executed a $250 million Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The Credit Agreement expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At September 30, 2001, the Company had drawn substantially all amounts available without a default under the terms of the Credit Agreement. The Company is pursuing financial and operating alternatives to mitigate its liquidity situation. At this time, the Company is unable to predict with any certainty when or if its profitability will improve. Improvement in the Company’s profitability will depend on a variety of factors, including the remedies of the Section 201 investigation being considered by the U.S. International Trade Commission, the cost of raw materials and energy, the prices at which the Company is able to sell its products, and the Company’s ability to continue to realize greater operating efficiencies. Many of these factors, such as the cost of raw materials and energy, import levels and steel prices generally, are beyond the Company’s control.

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

     During the second quarter of 2001, the Company received cash proceeds of $45.2 million representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and Powerhouse property damage and business interruption costs. As a result of the settlement, the

Company recorded $81.5 million of insurance recoveries for the nine months ended September 30, 2001, of which $63.1 million represents gain on the net book value of the Powerhouse property destroyed. Total recoveries and final proceeds of the claim amount to $343.3 million.

Recent Developments

     Trade Case. The U.S. steel industry has been suffering financially, with marked declines in profits, returns on investment, and market share. As a result, many steel-related companies have sought bankruptcy protection. Many U.S. steel producers maintain that an increase in low-priced imports, which began three years ago, is responsible for the hardships within the industry.

     On June 5, 2001, President George W. Bush announced a comprehensive initiative to respond to the challenges facing the U.S. steel industry. As part of that initiative, the U.S. International Trade Commission (the “ITC”) has commenced an investigation under section 201 of the Trade Act of 1974 regarding the effect of steel imports on the U.S. steel industry. The ITC was requested to determine whether steel products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury, or a threat of serious injury, to domestic steel manufacturers. On October 22, 2001, the ITC determined that foreign steel imports have been a substantial cause of injury to the U.S. steel industry in affirmative decisions covering nearly 80% of the total import tonnage, including the four carbon and alloy flat product categories that Rouge Steel produces. This determination could lead to temporary relief from import competition, including tariffs or quotas. The temporary relief would provide a period of time for the industry to further enhance its competitiveness, strengthen its balance sheets and, in the long run, restore equitable market forces and balance free and fair trade.

     Although any remedy imposed by the ITC would probably not be in place until the first quarter of 2002, such remedy could cause the Company’s financial situation to improve, primarily by allowing steel prices, productivity and shipments to recover to reasonable levels.

     Settlement of Litigation. During late 2000, the cost of natural gas increased dramatically. Rouge Industries was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, one supplier of natural gas defaulted on its contract with the Company late in 2000 leaving the Company with no insulation from the extremely high market prices. In November 2001, the Company settled its claim with the natural gas supplier for $8.5 million.

New Accounting Pronouncements

     The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is required to adopt SFAS No. 143 on January 1, 2003 and SFAS No. 144 on January 1, 2002. The Company is presently evaluating the full extent of the impact these standards will have on its financial statements.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) remedies imposed by the ITC related to its determination of injury from imports, and (vii) higher than expected operating costs.

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

Date: November 14, 2001	ROUGE INDUSTRIES, INC.

	By:	/s/ Carl L. Valdiserri
	Name:	Carl L. Valdiserri
	Title:	Chairman of the Board and Chief Executive Officer

Date: November 14, 2001	By:	/s/ Gary P. Latendresse
	Name:	Gary P. Latendresse
	Title:	Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter