Form 10-K405
period 2001-12-31
ROUGE INDUSTRIES INC
filed 2002-03-26
CIK 918577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission File Number 1-12852

ROUGE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	38-3340770

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3001 Miller Road, P.O. Box 1699, Dearborn, Michigan	48121-1699

(Address of principal executive offices)	(Zip Code)

(313) 317-8900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $0.01 par value	New York Stock Exchange

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

         Based upon the closing price of the Class A Common Stock on February 28, 2002, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant’s Class A Common Stock held by nonaffiliates of registrant as of such date was $18,291,026.

         The number of shares of common stock issued and outstanding as of February 28, 2002 was 22,247,554. This amount includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2002 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

ROUGE INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business.

General

         Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, “Rouge Industries” or the “Company”), was incorporated in 1996. The Company is primarily engaged, through its wholly-owned subsidiary, Rouge Steel Company (“Rouge Steel”), in the production of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and galvanized steel. The Company’s products generally command higher margins than commodity flat rolled carbon steel products. The Company’s products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry. These customers have exacting quality, delivery and service requirements. The Company’s ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to expand its sales to automotive customers. The Company also sells its products to steel converters, service centers and other end users.

         Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in three Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation.

         On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. During the shutdown, the Company processed purchased slabs and coils, but the production interruption had a significant impact on Rouge Steel’s shipments, sales, costs and expenses and insurance recovery. Continuing business interruption and Powerhouse property damage expenses in 2000 and 2001 along with a partial settlement of the insurance claim in 2000 and the full settlement in 2001 affected the Company’s results of operations in those years. Consequently, comparisons between 2001 and 2000 and between 2000 and 1999 may be difficult to discern.

         The Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on prices caused by high levels of imports and a softening of demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the full startup of the new power plant have resulted in considerable pressure on the Company’s liquidity. The Company responded to the liquidity stress by refinancing its long-term debt early in 2001 and procuring a subordinated credit facility late in 2001. Additionally, the Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash.

         The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund expected operating losses, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

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

         The following table sets forth the percentage of Rouge Industries’ steel product revenues from hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel for the years from 1999 through 2001.

	Years Ended December 31

	2001	2000	1999

Hot Rolled	39.9%	37.5%	37.3%

Cold Rolled	21.2	25.5	27.4

Electrogalvanized	19.1	20.5	21.9

Hot Dip Galvanized	19.8	16.5	13.4

Total	100.0%	100.0%	100.0%

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

         One of the Company’s primary objectives is to increase its production and sales of value-added products. In order to increase the Company’s capability to produce more sophisticated products as well as retain and add customers, the Company has four Michigan-based strategic joint ventures:

(i)	Double Eagle Steel Coating Company (“Double Eagle”), a 50% owned joint venture with United States Steel Corporation (“U.S. Steel”), which produces electrogalvanized steel sold primarily to the automotive industry. The Double Eagle joint venture agreement was set to expire in 2001, but the Company and U.S. Steel have extended the agreement on a rolling two-year basis. On December 15, 2001, a major fire at Double Eagle halted production at the plant. The Company and U.S. Steel are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002;

(ii)	Spartan Steel Coating, L.L.C. (“Spartan Steel”), a 48% owned joint venture with Worthington Industries, Inc. (together with its subsidiaries, “Worthington”), which produces hot dip galvanized steel primarily for automotive applications;

(iii)	TWB Company, L.L.C. (“TWB”), an 11% owned joint venture with Worthington, Thyssen Inc., Bethlehem Blank Welding, Inc. and LTV Steel Company, Inc. which produces laser welded blanks sold primarily for automotive and other end use applications; and

(iv)	Delaco Processing, L.L.C. (“Delaco Steel Processing”), a 49% owned joint venture with Delaco Supreme Tool & Gear Co. which slits steel coils to be sold to automotive customers and other end users.

         During 2001, Rouge Industries transferred its interest in Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”) to an affiliate of Shiloh Industries, Inc. (“Shiloh”), the Company’s partner in the Shiloh of Michigan joint venture. Shiloh of Michigan produced engineered steel blanks until it ceased operations in late 2001. The Company has reallocated its blanking business to other processors. The transfer of the Company’s interest in Shiloh of Michigan resulted in Rouge Industries recording a $1.8 million non-cash gain relating to the reversal of previously recorded losses in excess of the Company’s basis in Shiloh of Michigan. The Company also was released from its guarantee of Shiloh of Michigan’s debt.

         In March 2002, Rouge Industries and Bing Management II, L.L.C. liquidated their interests in Bing Blanking, L.L.C., a joint venture which produced first operation blanks and roll formed parts primarily for the automotive industry. Bing Blanking’s major customer no longer required its parts form Bing Blanking. Consequently, the joint venture ceased operations in January, 2002. As a result of financial difficulties experienced by Bing Blanking, its lender called the Company’s guarantee of Bing Blanking’s $2.5 million loan. The Company also had a $3.0 million subordinated loan outstanding to Bing Blanking. The Company recorded a reserve against its $3.0 million note receivable from Bing Blanking. As a result of the liquidation proceedings, the Company fully recovered the $2.5 million of bank debt that it paid pursuant to the guarantee.

         The Company has invested approximately $52.1 million in Spartan Steel and $6.5 million in TWB. In addition to a small capital contribution (approximately $10,000), the Company guarantees a loan for Delaco Steel Processing. The guaranteed amount at December 31, 2001 was $1.9 million. The Company does not presently anticipate the need to fund the Delaco Steel Processing guarantee.

         The objective of the Company’s joint ventures is to permit the Company to process a larger portion of its steel into higher margin, value-added products and, to a lesser extent, to provide it with an additional outlet for its hot rolled and cold rolled steel. Rouge Industries’ participation in joint ventures responds to the demand by its customers for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. In addition, participation in these joint ventures may provide opportunities for the Company to supply new customers. Each of the Company’s joint ventures processes the Company’s steel and passes charges along to Rouge Industries. The Company records these charges as a component of costs of goods sold.

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

         Ford Motor Company (“Ford”), General Motors Corporation (“GM”) and DaimlerChrysler AG (“DaimlerChrysler”), the Company’s three largest customers, accounted for approximately 36%, 10% and 10%, respectively, of total sales in 2001. Sales to Ford, GM and DaimlerChrysler were 38%, 9% and 9%, respectively, of total sales in 2000 and were 40%, 6% and 10%, respectively, of total sales in 1999. While the loss of Ford as a customer could have a materially adverse effect on the Company’s business, the Company believes that its relationship with Ford provides a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No single customer, other than Ford, GM or DaimlerChrysler, has accounted for more than 10% of the Company’s total sales over the past three years. The Company’s ten largest customers in the aggregate accounted for approximately 73% of total sales in 2001 and approximately 74% of total sales in 2000. For 2001, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 4.6%.

         The Company’s primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company’s steel product revenues from various markets for the years ended December 31, 1999 through 2001.

	Years Ended December 31

	2001	2000	1999

Automotive	62.4%	61.7%	63.0%

Converters	10.2	9.3	7.5

Service Centers	25.5	28.2	27.2

Other End Users	1.9	0.8	2.3

Total	100.0%	100.0%	100.0%

         Automotive. The Company is a significant supplier of hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces. The Company’s steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The automotive market comprised 62.4% of the Company’s steel product revenues in 2001, up from 61.7% in 2000.

         Sales to Ford, the Company’s largest customer, accounted for approximately 36% of total sales in 2001, 38% of total sales in 2000 and 40% of total sales in 1999. In addition to its relationship with Ford, the Company has a diversified automotive customer base. Sales to GM, the Company’s second largest customer, were approximately 10% of total sales in 2001, 9% of total sales in 2000 and 6% of total sales in 1999. Sales to DaimlerChrysler, the Company’s third largest customer, were approximately 10% of total sales in 2001; 9% of total sales in 2000 and 10% of total sales in 1999.

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

         Order Status. The order load was 493,000 net tons at December 31, 2001, compared to 330,000 net tons at December 31, 2000. All orders related to the order load at December 31, 2001 are expected to be shipped during the first half of 2002. The order load represents orders received but not yet shipped.

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

         Coke. Coke represents the Company’s single largest raw material expenditure. The Company does not produce coke and, as a consequence, relies upon outside sources. In 2001, approximately 66% of the Company’s coke was provided by U.S. Steel. The Company acquired approximately 34% of its coke through a tolling agreement with New Boston Coke Corporation (“New Boston”), whose total productive capacity is dedicated to the Company. Under the tolling agreement, the Company provides coal to New Boston for processing into coke. During the past fifteen years, coke production capacity in the United States has been reduced. Due to the environmental issues associated with operating coke ovens, the Company expects coke production capacity to be reduced further in the next ten years. The coke shortage that may result from the reduction in capacity and the increased demand for coal as an energy source may cause the price that the Company pays for coke to increase which may adversely affect the Company’s results of operations.

         Iron Ore Pellets. The Company has consumed an average of 3.6 million gross tons of iron ore pellets annually over the three-year period ended December 31, 2001. Approximately 66% of the Company’s requirements for pellets during this period was obtained under a trade arrangement with Stelco, Inc or The Cleveland-Cliffs Iron Company (“Cleveland-Cliffs”). Under this arrangement, the Company exchanged acid pellets purchased from its 45% owned joint venture, EVTAC, for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company is required to pay a cash premium equal to the difference between the market price of the fluxed pellets and the contract price of EVTAC acid pellets in addition to providing the EVTAC acid pellets. During the three-year period ended December 31, 2001, the Company traded an average of 2.3 million gross tons of EVTAC pellets annually, which constituted 100% of the Company’s share of the pellets produced by EVTAC. The balance of the Company’s pellet requirements was purchased pursuant to a contract with Cleveland-Cliffs.

         The iron ore reserves of EVTAC are sufficient to provide the Company with an estimated 20 to 25-year supply at the current level of production. The six-year pellet purchase agreement with EVTAC expires on December 31, 2002 and the Company and the other owners of EVTAC continue discussions regarding EVTAC’s operations and activities. These discussions and any subsequent resulting actions may affect, among other things, the cost and availability of iron ore pellets, the timing of EVTAC employee benefit liability recognition and funding requirements and recognition of other obligations relating to the mining operations.

         Scrap. The Company spent approximately $56 million to purchase steel scrap in 2001 compared to $80 million in 2000 and $60 million in 1999.

         Other Raw Materials and Energy Sources. During 2001, natural gas, electricity and steam constituted 53%, 17% and 30%, respectively, of the Company’s total energy costs. Natural gas is acquired at prevailing market prices from various producers. The cost of natural gas increased dramatically during 2000 and early 2001. Rouge Industries was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, the average natural gas prices paid by the Company in 2001 were approximately $1.50 per MMBTU higher than the Company’s 2000 average. The Company used 16 million MMBTUs of natural gas in 2001. The additional cost to the Company in 2001 of the 40% increase in the natural gas price was approximately $23 million.

         Prior to the Powerhouse explosion, the Powerhouse provided electricity for all of the Company’s steel-making facilities except its ladle refining facility, as well as all of its steam requirements pursuant to an operating agreement with Ford (the “Powerhouse Joint Operating Agreement”). The Powerhouse is owned 60% by the Company and 40% by Ford. The Powerhouse Joint Operating Agreement was due to expire on December 31, 1999, but has been extended on a rolling 30-day basis until it is terminated by either party upon 30 days notice. The Powerhouse Joint Operating Agreement governs the utility distribution and cost sharing arrangements for the Rouge Complex. The Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. In 1998, Rouge Steel and Ford signed an agreement for long-term energy services with Dearborn Industrial Generation, L.L.C., an affiliate of CMS Energy Corporation (together with its subsidiaries, “CMS”) which operates a new co-generation power plant. The Company began to purchase electricity from the co-generation power plant in April, 2001 and began to purchase steam in October, 2001. However, the new co-generation power plant has not yet been able to consume all of the blast furnace gas generated by the Company. Consequently, the Company continues to flare the blast furnace gas at a cost penalty of $1.0 million to $1.5 million per month.

         The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2005. The contract contains minimum oxygen and nitrogen purchase levels of $14.1 million and $816,000 per year, respectively.

Competition

         The Company competes directly with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials which can be used in place of flat rolled carbon steel in manufactured products. The Company competes principally on the basis of service, quality, price and the ability to meet customers’ product specifications and delivery schedules. The steel industry is highly competitive. This competition affects the prices that the Company can charge for its products, the utilization levels at its production facilities, and, ultimately, its profitability. The Company believes, however, that its competitive position in the steel industry is strengthened by, among other things, (i) substantially reduced postretirement expenses resulting from certain agreements with Ford, (ii) environmental indemnifications from Ford until 2009, (iii) substantial capital investments during the past several years in steel-making equipment and downstream joint ventures, and (iv) a single-site, geographically strategic location.

         Imports. Domestic steel producers continue to face significant competition from foreign producers. Decisions by foreign steel producers with respect to production and sales may be influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

         Steel imports in 2001 are estimated to have been 30 million tons, a 23% decrease from 2000 levels. Imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 24% in 2001, 32% in 2000 and 29% in 1999. In 1998, steel imports were 42 million tons, or 32% of apparent domestic consumption. The Company believes that the decrease in imports in 2001 was a temporary and pre-emptive attempt by foreign producers to mitigate the level and scope of tariffs that potentially will be imposed on them. See “—Trade Case.”

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

         Due to the intensely competitive conditions within the domestic steel industry, a number of integrated steel producers are presently going through bankruptcy reorganizations. As a result of these reorganizations, these competitors may achieve certain cost savings that would permit them to price their steel products at levels below those at which it would be profitable for the Company to sell its products.

         Trade Case. The U.S. steel industry has been suffering financially, with marked declines in profits, returns on investment and market share. As a result, many steel-related companies have sought bankruptcy protection. Many U.S. steel producers maintain that an increase in low-priced imports, which began three years ago, is responsible for the hardships within the industry.

         On June 5, 2001, President Bush announced a comprehensive initiative to respond to the challenges facing the U.S. steel industry. As part of that initiative, the President requested that the U.S. International Trade Commission (the “ITC”) undertake an investigation under section 201 of the Trade Act of 1974 to determine whether steel products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury, or a threat of serious injury, to domestic steel manufacturers. On October 22, 2001, the ITC determined that foreign steel imports have been a substantial cause of injury to the U.S. steel industry in affirmative decisions covering nearly 80% of the total import tonnage, including the four carbon and alloy flat product categories that Rouge Steel produces. On December 7, 2001, the ITC outlined remedy recommendations that included import tariffs ranging from 20% to 40% and quotas. On December 19, 2001, the ITC formally presented its remedy recommendations to President Bush.

         On March 5, 2002, the Bush Administration announced its decision regarding remedies to the trade situation. Tariffs of 30% will be imposed on imports of flat rolled steel (which compete with the Company’s products) for one year, declining to 24% the second year and 18% the third year. Such remedies could cause the Company’s financial situation to improve, primarily by allowing steel prices, productivity and shipments to recover to reasonable levels.

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

Employees

         At December 31, 2001, the work force of Rouge Steel was comprised of 2,062 hourly and 622 salaried personnel, including Rouge Steel employees working at Double Eagle. In 2001, the Company’s employment cost per ton shipped decreased to $91 from $96 in 2000. Tons shipped per employee in 2001 increased to 909 from 892 in 2000.

         Hourly employees of Rouge Steel are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the “UAW”). Most of the hourly employees of the Company’s competitors are represented by the United Steelworkers of America (the “USWA”) and are subject to USWA-patterned agreements. Rouge Steel and the UAW negotiated a four-year labor agreement in 2000, which expires August 1, 2004. This labor contract provides for, among other things, improved work force utilization, more flexible maintenance schedules, annual base wage increases, improvements in retirement, medical, life and disability benefits and lump-sum bonuses. The Company believes that it maintains a good relationship with the UAW. EVTAC workers, who are employed by Thunderbird Mining Company, a wholly-owned subsidiary of EVTAC, are represented by the USWA. The agreement between the USWA and Thunderbird Mining Company expires July 31, 2004.

Environmental Control and Cleanup Expenditures

         General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $5.4 million during the past four years. In addition, the Company has planned an aggregate of approximately $2 million in capital expenditures for environmental compliance for the years 2002 through 2005. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes which are subject to less stringent environmental requirements.

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

         Rouge Steel and Ford co-signed a Corrective Action Consent Order which committed both companies to a four-phase remediation program throughout the Rouge Complex. Ford has indicated its concurrence with Rouge Steel’s position that, under the Ford Indemnity, the demolition of Rouge Steel’s coke oven batteries, including environmental remediation, will be Ford’s responsibility. Based on the available data regarding the cost to demolish the coke ovens and remediate the site, during 2001, the Company increased its existing coke oven demolition reserve and recorded a corresponding receivable for anticipated recoveries from Ford. The net effect of these events was a benefit of $7.4 million to operating income in 2001.

         From time to time, the Company has received from the United States Environmental Protection Agency (the “EPA”) various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the EPA at any given time and whether such requests for information will lead to a materially adverse effect on the Company’s results of operations or financial position is unknown.

         In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) advised the Company that the application and the amendments were administratively complete. The Company expects to receive a draft Title V Permit during 2002.

         Settled. In 1998, the Company and the Wayne County Air Quality Division (the “Division”) entered into a consent order resolving certain notices of violation (“NOVs”) and issues involving the basic oxygen furnace (“BOF”) electrostatic precipitator and the blast furnace flare stack. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term. The Company paid the penalty in 1998, and the compliance program has been implemented.

         Recent Events. In 2000, the EPA promulgated regulations limiting air emissions of nitrogen oxides (“NOx”), and establishing a cap and trade program and allocation scheme for allowable NOx emissions. The regulations identified specific emissions sources. The regulations treated the Company’s blast furnaces as affected sources and established a NOx emissions allocation for them. The Company appealed the regulation to the United States Circuit Court of Appeals and was successful in obtaining a letter from the EPA acknowledging that the blast furnaces were not intended to be subject to the NOx emissions allocation scheme. The EPA proposed amendments to its regulations that would delete the identification of the Company as an affected source. Those amendments have not been finalized, but the Company anticipates that the blast furnaces will remain outside the scope of the regulations.

         In 2000, the MDEQ finalized state NOx emissions regulations. The regulations required sources to submit proposals for the control of NOx emissions utilizing reasonably available control technologies. The proposals are to be implemented by April 1, 2003. The Company submitted a proposal to the MDEQ that concluded that only the Company’s hot strip mill reheat furnaces are subject to the regulation and that there are no cost effective means of improving existing control of NOx emissions at the reheat furnaces. The Company anticipates that this proposal will be accepted by the MDEQ, and that no emissions control measures will be required.

         In 2000, the Company and Ford entered into a voluntary consent order with the MDEQ. The consent order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

         In 2000, the EPA filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, U.S. vs. Rouge Steel Company, CV-00-75452. The complaint arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal (the “Multimedia Investigation”). The complaint alleges violations of the Clean Air Act and the State of Michigan’s opacity emissions standards at the blast furnaces and the BOF during 1998 and 1999. The complaint also alleges violations of RCRA. Prior to the filing of the complaint, the EPA informed the Company that it would seek $1.0 million in penalties, not including any economic benefit component. Through subsequent negotiations and discussions, the agency agreed to drop its demand for approximately $300,000 in penalties under the Emergency Planning and Community Right-to-Know Act and CERCLA. Accordingly, the federal complaint did not include those claims. The Company is presently engaging in discussions with the EPA regarding the alleged violations, potential penalties and other relief. Based on those discussions, the Company presently believes that the agency will seek penalties of approximately $450,000.

         In 2000, the County of Wayne (the “County”) filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, County of Wayne v. Rouge Steel Company and Rouge Industries, Inc. CV-00-75454. The complaint alleges violations of the opacity emission standards of the Wayne County Air Pollution Control Ordinance during 1998 and 1999. These allegations parallel those in the EPA’s complaint that arose from the Multimedia Investigation. The County and the EPA have agreed to jointly settle the opacity claims with the Multimedia complaint. The County complaint also alleged claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, as of October 1, 2001, the County relinquished enforcement of air quality matters to the State of Michigan (the “State”). Through a Stipulation filed with the court in February, 2002, the State joined with the County and the EPA as a party in the settlement of the opacity claims. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Company has recorded an accrual with respect to the EPA and the County lawsuits which it believes will be adequate to cover any penalties arising from them.

         The County issued several NOVs to the Company regarding opacity emissions and fallout during 2000 that were not included in the County’s 2000 complaint. The County has since agreed to consolidate the enforcement of these alleged opacity NOVs in the joint settlement with the EPA discussed above. The Company’s disclosure of matters discussed herein does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature of these matters makes it difficult for the Company to predict the nature of their outcome or impact on the Company.

         In 2000, the EPA issued a Unilateral Administrative Order (the “Order”) to Rouge Steel pursuant to Section 7003(a) of RCRA. The Order directs the Company to take immediate measures to stop the exposure of wildlife and migratory birds to solid wastes and to develop and implement continuous emergency measures to eliminate contact by wildlife with the solid wastes at the Company’s Schaefer Road Waste Water Treatment Plant. Rouge Steel complied with the Order and submitted a continuing emergency measures workplan (“CEMW”) which the EPA approved. Since then, the EPA has taken issue with the effectiveness of the CEMW and with Rouge Steel’s implementation of the CEMW. In 2001, the EPA issued an NOV to Rouge Steel informing the Company that the EPA has determined that the Company is not complying with the

Order nor the approved CEMW. Rouge Steel has raised vigorous objections to a number of the allegations contained in the NOV. The parties have conducted several negotiations to address these issues but have not yet reached a resolution. In February 2002, the EPA issued Rouge Steel a request for information pursuant to Section 3007 of RCRA seeking information regarding the Company’s Schaefer Road Waste Water Treatment Plant. The Company is currently responding to this request. The preliminary nature of this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

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

Item 2. Properties.

         Rouge Steel’s integrated single-site facility is located on a 457-acre industrial site adjacent to Ford’s stamping, engine, frame and assembly plants in Dearborn, Michigan. Rouge Steel is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that Rouge Steel’s single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

         Rouge Steel’s facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, one waste oxide reclamation facility (which is leased), two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world’s largest electrogalvanizing facility (which is presently idle due to a fire on December 15, 2001) and a 60% interest in the Powerhouse that was managed, operated and maintained by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company’s steel making facilities and destroyed the Powerhouse. Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS, which has built and is operating a co-generation power plant. Along with Rouge Steel’s properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dip galvanizing facility; (ii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; (iii) an 11.1% interest in TWB, a producer of laser welded blanks and (iv) a 49% interest in Delaco Steel Processing, a steel processor.

Item 3. Legal Proceedings.

Environmental Lawsuit

         On December 18, 2000, the EPA and the County filed lawsuits in the United States District Court for the Eastern District of Michigan in connection with a Multimedia Investigation conducted in 1998. The suit alleges air and solid waste violations. The Company, the EPA and the County are continuing negotiations. The Company believes that such negotiations will result in a settlement that will not have a materially adverse effect on its results of operations or financial position.

Settlement of Litigation

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

Powerhouse Related Lawsuits

         Rouge Steel has been served with 14 lawsuits filed by 17 current or former Ford employees and two Rouge Steel employees claiming unspecified injuries relating to the February 1, 1999 Powerhouse explosion. Rouge Steel’s insurers have assumed the defense and indemnity obligations for these lawsuits under a reservation of rights. The Company believes that its insurance coverage will be adequate to respond to damages awarded, if any, to the claimants.

         From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, as of December 31, 2001, certain information with respect to the executive officers of the Company. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.

Name	Age	Position

Carl L. Valdiserri	65	Chairman and Chief Executive Officer

Gary P. Latendresse	58	Vice Chairman and Chief Financial Officer

William E. Hornberger	55	Senior Vice President, Corporate Relations and External Affairs

Ronald J. Nock	49	Senior Vice President, Commercial and Strategic Planning

Martin Szymanski	48	Vice President, General Counsel and Secretary

Business Experience

         Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Corporation. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 43 years of experience in the steel manufacturing industry. Mr. Valdiserri is also a director of Champion Enterprises, Inc.

         Mr. Latendresse has been Vice Chairman and Chief Financial Officer since July 1999. From January 1998 to July 1999, he was Executive Vice President and Chief Financial Officer. Mr. Latendresse was Vice President and Chief Financial Officer from 1992 to 1997. He became a director of the Company in 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 33 years. Mr. Latendresse has 33 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

         Mr. Hornberger has been Senior Vice President, Corporate Relations and External Affairs since October 1999. He was Vice President, Employee Relations and Public Affairs from 1992 to 1999. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 18 years of experience in the steel manufacturing industry.

         Mr. Nock has been Senior Vice President, Commercial and Strategic Planning since January 2000. He served as Vice President, Sales and Marketing from 1988 through 1999. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 26 years of experience in the steel manufacturing industry.

         Mr. Szymanski has been Vice President, General Counsel and Secretary since October 1999. He served as General Counsel and Secretary from January 1998 to October 1999. From

January 1997 to December 1997, he was Associate General Counsel of the Company. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 23 years of corporate and private practice legal experience.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

         As of December 31, 2001, there were (i) 15,103,839 shares of class A common stock, par value $0.01 per share (the “Class A Common Stock”), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,140,400 shares of class B common stock, par value $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), issued and outstanding and held by one stockholder of record, Carl L. Valdiserri. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the “NYSE”). The Class B Common Stock is not listed for trading on any securities exchange.

         In January, 2002, the Company was notified by the NYSE that its share price had fallen below the continued listing criteria relating to the minimum share price. The NYSE requires an average closing price of not less than $1.00 per share over a consecutive 30-day trading period. The Company’s share price closed under $1.00 from shortly after September 11, 2001 until the end of November, 2001. Following such notification by the NYSE, the Company is required to return its share price and average share price to above $1.00 within six months or face possible delisting. The Company believes that certain actions by the Company, together with continued support by its customers and suppliers, will bring its share price into compliance with NYSE requirements. However, in the event that the NYSE undertakes delisting procedures with respect to Rouge Industries’ shares, the Company believes that an alternate trading venue would be available. The Company’s share price closed above $1.00 on December 3, 2001 and, except for one day, has remained at or above that level since then.

         Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 21, April 21, July 21 and October 20, 2000 and January 19, 2001. The dividend was cut to $0.02 per share on March 8, 2001 and quarterly cash dividends of $0.02 per share were paid on April 20 and July 20, 2001. On September 28, 2001, the Company’s Board of Directors eliminated cash dividends. Future dividends on the Common Stock, if any, are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company’s Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company’s funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors.

         The Company’s Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Class A Common Stock. The closing sale price of the Company’s Class A Common Stock on March 20, 2002 was $1.28.

2001	High	Low

First Quarter	$3.06	$1.75

Second Quarter	2.59	1.55

Third Quarter	2.50	0.63

Fourth Quarter	1.90	0.61

2000	High	Low

First Quarter	$8.94	$6.00

Second Quarter	6.44	2.38

Third Quarter	5.00	2.63

Fourth Quarter	2.94	1.50

Item 6. Selected Financial Data.

         The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 2001. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22.

	Years Ended December 31

	2001		2000		1999		1998	1997

	(dollars in millions, except per share amounts)
Statement of Operations Data

Total Sales(1)	$923.5		$1,099.8		$995.6		$1,193.0	$1,341.6

Operating Income (Loss)	(190.7	)(2)	(166.8	)(2)	(254.1	)(2)	35.1	31.7

Net Interest Income (Expense)	(8.4)		(4.3)		(2.1)		0.7	0.8

Income Tax (Provision) Benefit	—		(37.3)		30.5		(8.7)	(8.1)

Net Income (Loss)	(111.5	)(2)	(117.3	)(2)	(47.8	)(2)	23.4	22.4

Per Share Data

Net Income (Loss) — Basic and Diluted	$(5.01)		$(5.29)		$(2.16)		$1.06	$1.02

Cash Dividends Declared	0.04		0.12		0.12		0.12	0.12

Weighted-Average Shares Outstanding (000)	22,242		22,158		22,122		22,025	21,939

	December 31

	2001	2000	1999	1998	1997

	(dollars in millions)
Balance Sheet Data

Working Capital	$(42.7)	$117.8	$198.3	$212.4	$177.2

Property, Plant, and Equipment, Net	237.2	244.4	278.6	258.1	268.6

Total Assets	673.3	741.0	867.6	768.9	728.5

Long-Term and Short-Term Debt	145.5	66.5	104.8	29.0	17.9

Stockholders’ Equity	170.6	292.8	409.8	459.6	438.6

	Years Ended December 31

	2001		2000		1999		1998	1997

Other Data

Net Tons Shipped (000)	2,440		2,570		2,320		2,630	3,029

Raw Steel Production (Mils) NT	2.8		2.9		2.2		3.1	2.8

Effective Capacity Utilization	89%		92%		66%		94%	91%

Purchased Slabs (000) NT	—		91		351		76	619

Number of Employees at Year-End(3)	2,684		2,881		3,006		3,108	3,128

Average Hourly Labor Rate(4)	$32.18		$31.26		$31.28		$30.25	$30.43

Total Sales per Employee (000)(1)(3)	344		382		331		384	429

Hours Worked per Net Ton Produced(3)	2.79		2.67		2.94		2.81	2.81

Operating Income (Loss) per Net Ton Shipped	$(78	)(2)	$(65	)(2)	$(110	)(2)	$13	$10

Capital Expenditures (Mils)(5)	17.7		21.4		80.5		31.8	112.4

(1)	During 2000, the Company adopted the requirements of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires all amounts billed to customers related to shipping and handling to be classified as revenue. Historically, the Company had included all freight charges to customers as a component of revenue, however, the cost of certain types of freight was recorded as a reduction of revenue. The Company has reclassified such freight cost for 1998, 1999, 2000 and 2001. The reclassification had no impact on operating income (loss) or net income (loss). Freight cost was not reclassified in 1997 because of the impracticality of obtaining the data.

(2)	Operating loss and net loss for the year ended December 31, 2001 include the pre-tax effect of business interruption and property damage losses of $23.7 million (or $10 per ton shipped) resulting from the February 1, 1999 Powerhouse explosion. Net loss for the year ended December 31, 2001 also includes the offsetting impact of $81.5 million of pre-tax insurance recovery. Operating loss and net loss for the year ended December 31, 2000 include the pre-tax effect of business interruption and property damage losses of $72.0 million (or $28 per net ton shipped) resulting from the Powerhouse explosion. Net loss for the year ended December 31, 2000 also includes the offsetting impact of $84.3 million of pre-tax insurance recovery. Operating loss and net loss for the year ended December 31, 1999 include the pre-tax effect of business interruption and property damage losses of $217.4 million (or $94 per net ton shipped) resulting from the Powerhouse explosion. Net loss for the year ended December 31, 1999 also includes the offsetting impact of $177.4 million of pre-tax insurance recovery.

(3)	Includes all hourly and salaried employees.

(4)	Includes $0.21 per hour in 2000, $0.29 per hour in 1998, and $0.35 per hour in 1997 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees. Due to losses sustained in 1999 and 2001, no amounts were paid or accrued. The amount paid with respect to 2000 was the result of the favorable impact of the partial settlement of the Powerhouse explosion insurance claim in the second quarter.

(5)	Includes capital expenditures paid or accrued and investments in unconsolidated subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 38.

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

         Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in three Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation.

         On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. During the shutdown, the Company processed purchased slabs and coils, but the production interruption had a significant impact on Rouge Steel’s shipments, sales, costs and expenses and insurance recovery. Continuing business interruption and Powerhouse property damage expenses in 2000 and 2001 along with a partial settlement of the insurance claim in 2000 and the full settlement in 2001 affected the Company’s results of operations in those years. Consequently, comparisons between 2001 and 2000 and between 2000 and 1999 may be difficult to discern.

         The Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on prices caused by high levels of imports and a softening of demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the full startup of the new power plant have resulted in considerable pressure on the Company’s liquidity. The Company responded to the liquidity stress by refinancing its long-term debt early in 2001 and procuring a subordinated credit facility late in 2001. Additionally, the Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash.

         The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund expected operating losses, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 1999 through 2001:

	Years Ended December 31

	2001	2000	1999

	(in millions of tons except utilization)
Domestic Industry

Raw Steel Capacity	125.8	130.3	128.2

Raw Steel Production	100.9	111.0	105.9

Utilization	80.4%	92.1%	82.6%

Finished Shipments	99.4	109.1	105.1

Rouge Steel

Raw Steel Capacity	3.2	3.2	3.3

Raw Steel Production	2.8	2.9	2.2

Utilization	88.9%	92.1%	65.7	%(1)

Finished Shipments	2.4	2.6	2.3

(1)	The lower utilization was the result of a 93-day outage in primary operations caused by the Powerhouse explosion. See “—Powerhouse Explosion and Insurance Claims.”

         The cyclicality of the steel industry and the domestic economy affects the Company’s steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells more than one half of its steel products pursuant to fixed price contracts, under which prices are typically set annually. The Company’s financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Rouge Industries shipped 2.4 million net tons of steel products and recorded total sales of $924 million during 2001, implying an average realized price per ton of $379. A one percent increase or decrease in this implied average realized price during 2001 would, on a pro forma basis, have resulted in an increase or decrease in total sales and pre-tax income of approximately $9 million. The competitive pressures in the domestic steel industry affect the prices that the Company can charge for its products and, ultimately, its profitability. These pressures could limit the Company’s ability to obtain price increases or could lead to a further decline in prices which could have a materially adverse effect on Rouge Industries.

         Prices in the domestic steel industry have been volatile for a number of years. In 1994, prices reached the highest level since 1988. By mid-1995, however, prices began to soften despite the strong demand for steel. In 1996, there was some strengthening of prices but in 1997, prices declined. When unprecedented levels of imports arrived in 1998, prices declined dramatically. In late 1999 and early 2000, prices made a modest recovery, but never reached the early-1998 levels. By the second half of 2000, prices again declined considerably. Despite operating losses by nearly all of the domestic integrated steel producers, prices continued to deteriorate in 2001. There is some evidence that prices have begun to improve in early 2002, but much depends on factors such as the impact of the Bush Administration’s remedies imposed with respect to the trade cases and whether there will be additional consolidation in the steel industry.

         Total Sales. The Company’s total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company’s steel product revenues represented by each of its product types for each of the years from 1999 through 2001:

	Years Ended December 31

	2001	2000	1999

Hot Rolled	39.9%	37.5%	37.3%

Cold Rolled	21.2	25.5	27.4

Electrogalvanized	19.1	20.5	21.9

Hot Dip Galvanized	19.8	16.5	13.4

Total	100.0%	100.0%	100.0%

         Sales to affiliates in 1999 were comprised primarily of sales to Worthington Industries, Inc. (“Worthington”), Rouge Industries’ sixth largest customer and second largest shareholder in 1999. Until March 1, 2000, Worthington owned approximately 27.2% of the Company’s common stock which represented a voting interest of 19.8%. In February 1997, Worthington issued debt securities (“DECS”) which, upon maturity, could be redeemed for shares of Rouge Industries common stock or cash. On March 1, 2000, Worthington relinquished its shares of the Company’s common stock to satisfy its obligations with respect to the DECS. Worthington no longer owns any Rouge Industries common stock; therefore, in 2000 and 2001, Worthington is not presented as an affiliate.

         Sales to Ford Motor Company (“Ford”), the Company’s largest customer, were primarily made pursuant to a ten-year steel purchase agreement which expired after model-year 2000. Under the terms of the steel purchase agreement, Ford agreed to purchase steel from the Company contingent upon the Company’s ability to meet Ford’s requirements for quality, delivery and price. Since model-year 2000, the Company has made sales to Ford pursuant to annual contracts.

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

         The Company uses between 16 million and 19 million MMBTUs of natural gas per year in its blast furnaces, hot strip mill and cold mills. The cost of natural gas increased dramatically in 2000 and early 2001. The Company was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, the Company’s cost of natural gas was significantly higher in 2001 than in 2000.

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

         The Company’s insurance program relating to the Powerhouse provided coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. During the period from February 1, 1999 until the settlement of claims with Company’s insurers during the second quarter of 2001, the Company evaluated its insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs were expensed as incurred, with related estimated insurance recoveries recorded as they were considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs were expensed as incurred. Estimated insurance recoveries were recorded to the extent such recoveries were considered to be probable. Recoveries in excess of actual costs incurred were recorded as gains in 2000 and 2001 when portions of the claims were settled and proceeds received. Certain costs relating to temporary steam boilers and electrical facilities which were procured to mitigate the Company’s loss from the Powerhouse explosion were capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items were recognized over the same periods. The amount capitalized for these temporary facilities was approximately $72.6 million.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1.6 million, was written off in 1999. Proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) were recorded when the claim was settled and resulted in a gain since the proceeds exceeded the net book value of the property written off.

         During 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covered all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim.

         During 2001, the Company received cash proceeds representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and Powerhouse property damage and business interruption costs. As a result of the settlement, the Company recorded $81.5 million of insurance recoveries in 2001, of which $63.2 million represents gain on the net book value of the Powerhouse property destroyed. Total recoveries and final proceeds of the claim amount to $343.3 million.

         Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. As a result of these obligations with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, in 2001, the Company recorded an accrual of $14.6 million for these anticipated costs.

         During 2001, the Company and Ford settled certain claims related to the 1999 Powerhouse explosion. The settlement of these claims and adjustments relating to the Company’s remaining obligations resulted in a one-time non-cash profit impact of $17.2 million.

Results of Operations

Year Ended December 31, 2001 versus Year Ended December 31, 2000

         Total Sales. Total sales decreased 16.0% in 2001 to $923.5 million from $1,099.8 million in 2000, a decrease of $176.3 million. The decrease in total sales in 2001 was caused principally by lower steel product prices and shipments. Average realized revenue per ton decreased 11.5% in 2001 to $379 per ton from $428 per ton in 2000, a decrease of $49 per ton. The decrease in average realized revenue per ton was the result of dramatically lower steel prices and, to a lesser extent, an unfavorable sales mix in 2001. Steel product shipments decreased 5.1% in 2001 to 2,440,000 net tons from 2,570,000 net tons in 2000, a decrease of 130,000 net tons. Rouge Industries’ shipments were lower in 2001 because of the weak demand for steel products in the market.

         Costs and Expenses. Total costs and expenses decreased 12.0% in 2001 to $1,114.3 million from $1,266.6 million in 2000, a decrease of $152.3 million. Costs of goods sold decreased 9.8% in 2001 to $1,067.7 million from $1,183.2 million in 2000, a decrease of $115.5 million. The decrease in costs of goods sold was primarily due to the lower shipments discussed above, lower costs associated with the Powerhouse explosion, an effective cost reduction effort and lower utility costs partially offset by higher natural gas prices. Costs of goods sold in 2001 was 115.6% of total sales, up from 107.6% of total sales in 2000. Depreciation and amortization decreased 54.2% in 2001 to $26.0 million from $56.7 million in 2000, a decrease of $30.7 million. The decrease in depreciation and amortization is attributable to lower amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity after the Powerhouse explosion. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000. Selling and administrative expenses decreased 22.8% in 2001 to $20.6 million from $26.7 million in 2000, a decrease of $6.1 million . The decrease in selling and administrative expenses was the result of considerably lower fees paid to professional service firms to assist with the Powerhouse explosion insurance claim, lower salaried labor costs and lower spending by administrative departments resulting from an aggressive cost reduction effort.

         Operating Loss. The operating loss increased 14.3% in 2001 to $190.7 million from $166.8 million in 2000, an increase of $23.9 million. The increase is primarily the result of significantly lower steel product selling prices and higher natural gas costs, partially offset by lower spending from an aggressive cost reduction effort, lower depreciation and amortization expense and lower selling and administrative expenses.

         Interest Expense. Interest expense increased 69.2% in 2001 to $8.8 million from $5.2 million in 2000, an increase of $3.6 million. The increase in interest expense was the result of higher debt in 2001 resulting primarily from operating losses. The average debt balance in 2001 was $100.6 million compared to $55.8 million in 2000.

         Insurance Recovery. Insurance recovery decreased 10.4% in 2001 to $81.5 million from $91.0 million in 2000, a decrease of $9.5 million. The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption incurred as a result of an insurable event. The Company records insurance recovery for actual and anticipated insurance proceeds. The amount in 2001 represents the final settlement of the Powerhouse insurance claim. The amount in 2000 represents $84.3 million related to the Powerhouse explosion and $6.7 million related to an incident that occurred at the basic oxygen furnace (“BOF”) in early 2000. There was no insurance recovery recorded for the December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s electrogalvanizing joint venture. The expenses incurred as a result of the Double Eagle fire did not exceed the Company’s $7.5 million insurance deductible during 2001. The Company expects to record significant insurance recovery and related costs in 2002 as a result of the Double Eagle fire.

         Income Tax Provision. The Company did not record an income tax provision or benefit in 2001 compared to an income tax provision of $37.3 million in 2000. The change is the result of the Company’s decision to record a non-cash valuation reserve against its deferred tax assets in 2000. In evaluating the need for a reserve, the Company considered the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market and the Company’s future profitability. The Company will continue to assess the valuation reserve and to the extent it is determined that it is not necessary, the reserve will be subsequently adjusted.

         Equity in Unconsolidated Subsidiaries. Equity in unconsolidated subsidiaries increased in 2001 to $8.1 million from $1.9 million in 2000, an increase of $6.2 million. The increase is attributable to improved performance at Eveleth Mines LLC, the Company’s 45% owned iron ore mine and pellet producer, and the adjustment of the Company’s basis in Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”). Rouge Industries transferred its interest in Shiloh of Michigan to an affiliate of Shiloh Industries, Inc., the Company’s partner in the Shiloh of Michigan joint venture. This agreement resulted in the Company recording a $1.8 million non-cash gain relating to the reversal of previously recorded losses in excess of the Company’s basis in Shiloh of Michigan. The Company also was released from its guarantee of Shiloh of Michigan’s debt. The Company has no further obligations with respect to Shiloh of Michigan.

         Powerhouse Explosion Insurance Claim. The insurance claim related to the February 1, 1999 explosion and fire at the Powerhouse was settled in 2001. Costs of Goods Sold includes property damage and business interruption expenses of $23.7 million and $38.6 million in 2001 and 2000, respectively. Depreciation and Amortization Expense includes an additional $32.2 million in 2000 related to the temporary steam boilers, electrical distribution equipment and other temporary facilities. The aggregate effect of Powerhouse-related items on operating loss was $23.7 million and $72.0 million in 2001 and 2000, respectively.

Year Ended December 31, 2000 versus Year Ended December 31, 1999

         Total Sales. Total sales increased 10.5% in 2000 to $1,099.8 million from $995.6 million in 1999, an increase of $104.2 million. The increase in total sales in 2000 was caused principally by higher steel product shipments. Steel product shipments increased 10.8% in 2000 to 2,570,000 net tons from 2,320,000 net tons in 1999, an increase of 250,000 net tons. Rouge Industries’ shipments were lower in 1999 because of the disruption of production resulting from the Powerhouse explosion. The Company lost approximately 900,000 net tons of slab production in the first half of 1999. A portion of the lost production was made up by processing semi-finished inventories and purchased slabs and coils.

         Costs and Expenses. Total costs and expenses increased 1.4% in 2000 to $1,266.6 million from $1,249.6 million in 1999, an increase of $17.0 million. Costs of goods sold increased 1.6% in 2000 to $1,183.2 million from $1,165.1 million in 1999, an increase of $18.1 million. The increase in cost of goods sold was primarily due to the higher shipments discussed above, unfavorable manufacturing efficiencies, higher labor costs resulting from the new UAW labor contract, costs associated with a mechanical system failure at the Company’s basic oxygen furnace and higher natural gas costs, partially offset by lower electricity costs resulting from the long-term energy services agreement with Dearborn Industrial Generation, L.L.C., an affiliate of CMS Energy Corporation, that took effect June 1, 2000, lower coke and scrap costs and lower costs related to the Powerhouse explosion. Cost of goods sold in 2000 was 107.6% of total sales, down from 117.0% of total sales in 1999. Depreciation and amortization decreased 10.4% in 2000 to $56.7 million from $63.3 million in 1999, a decrease of $6.6 million. The decrease in depreciation and amortization is primarily attributable to lower amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity until the new power plant was placed into service. Amortization of net assets acquired over cost was recorded in connection with the acquisition of Rouge Steel from Ford Motor Company in 1989. The amount was written off as a credit to costs and expenses over ten years, with the last $5.5 million credit recorded in 1999. The absence of the credit in 2000 caused total costs and expenses to be higher.

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

         Insurance Recovery. The Company recorded insurance recovery for actual and anticipated insurance proceeds related to the Powerhouse explosion of $84.3 million in 2000 compared to $177.4 million in 1999, a decrease of $93.1 million. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption incurred as a result of insurable events. Consequently, the Company has recorded a reserve with respect to its anticipated insurance proceeds, which has the effect of reducing income recognized. Additionally, the Company recorded $6.7 million of recoverable insurance proceeds related to the January 2000 BOF incident.

         Other — Net. Other - net expense increased 56.9% in 2000 to $1.9 million from $1.2 million in 1999 an increase of $700,000. The amount in 2000 was comprised primarily of a $3.0 million reserve recorded against the Company’s note receivable from its joint venture, Bing Blanking. During 2000, the Company’s joint venture partners indicated a desire to exit Bing Blanking. As a result of the financial difficulties experienced by Bing Blanking, the Company has recorded a reserve against its entire $3.0 million note receivable. In addition, at the request of Bing Blanking’s lender, the Company placed $2.7 million on deposit with the bank as collateral against its guarantee of Bing Blanking’s term loan. Other - net expense in 1999 was comprised primarily of $1.0 million of insurance deductibles and the writeoff of $1.6 million of Powerhouse assets related to the Powerhouse explosion.

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

         Powerhouse Explosion Insurance Claim. The insurance claim related to the February 1, 1999 explosion and fire at the Powerhouse includes the effect of a 93-day outage in 1999 and the corresponding reduction in shipments, Total Sales and Costs and Expenses. Costs of Goods Sold includes property damage and business interruption expenses of $38.6 million and $168.7 million in 2000 and 1999, respectively. Depreciation and Amortization Expense includes an additional $32.2 million and $40.4 million in 2000 and 1999, respectively, related to the temporary steam boilers, electrical distribution equipment and other temporary facilities. The aggregate effect of Powerhouse explosion-related items on operating loss was $72.0 million in 2000 and $217.4 million in 1999. Other income includes $84.3 million and $177.4 million in 2000 and 1999, respectively, of insurance recoveries.

Liquidity and Capital Resources

         The Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on steel prices caused by high levels of imports and a softening demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant have caused significant operating losses and considerable pressure on the Company’s liquidity. During the three years ended December 31, 2001, the Company incurred net losses of approximately $277 million. The Company responded to the liquidity stress by refinancing its long-term debt early in 2001 and procuring a subordinated credit facility late in 2001. During the year ended December 31, 2001, the Company’s borrowings increased from $66.5 million to $145.5 million.

         The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund expected operating losses, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

         The Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash. In addition, the Company is presently making plans to apply for a loan under the Federal government’s Emergency Steel Loan Guarantee Act. This loan has significant contingencies that the Company may or may not be able to overcome to facilitate borrowings. If Rouge Steel succeeds in obtaining such loan, the Company expects to embark on a restructuring effort designed to substantially lower its operating costs and strengthen its longer-term viability. This restructuring effort could result in asset impairment and other charges and the acceleration of employee benefit and other costs.

         Cash and cash equivalents on December 31, 2001 totaled $3.2 million compared to $2.7 million on December 31, 2000, an increase of $500,000. The Company also had restricted cash of $2.7 million at December 31, 2000. Cash used for operating activities was offset by cash provided by financing activities during 2001.

         Cash Flows from Operating Activities. Net cash used for operating activities was $59.8 million in 2001 compared to net cash provided by operating activities of $69.6 million in 2000. The net decrease of $129.4 was comprised primarily of four items: (i) a higher net loss in 2001 than in 2000 before the non-cash income tax provision, (ii) deferred insurance recovery which was included in net loss in 2001, but for which the cash was received in 2000; (iii) an inventory reduction and (iv) accelerated payments on accounts receivable, primarily by automotive customers.

         Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 24.3% in 2001 to $23.0 million from $30.4 million in 2000, a decrease of $7.4 million. The expenditures made in 2001 were primarily to modernize and expand the Company’s facilities. In 2002, the Company plans to spend approximately $20 million on capital items, which will be generally directed at maintaining plant efficiency and product quality.

         Credit Facilities. During the first quarter of 2001, while seeking refinancing of its debt, the Company was required to seek amendments to the $100 million, unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, these amendments increased the commitments of the banks from $100 million to $150 million.

         The Company’s expected liquidity needs in 2001 required it to refinance the Original Credit Facility. Rouge Steel executed a $250 million Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The commitments of the banks under the Credit Agreement will expire on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. In 2001, the Company obtained an amendment to the Credit Agreement, which, among other things, allowed for subordinated borrowings under the Ford Facility discussed below. This amendment also reduced the commitment of the bank group under the Credit Agreement to $200 million. The Company agreed to this reduction because it does not project that its accounts receivable and inventories will support borrowings more than $200 million under the Credit Agreement. There is one financial covenant in the Credit Agreement,

Minimum Net Worth, which will be tested only when excess availability under the Credit Agreement is under $25 million. There is also a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. At December 31, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $167.8 million, of which it could borrow up to $142.8 million without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $105.5 million as of December 31, 2001. The Credit Agreement bears an unused line fee of 0.375%. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate, plus a margin ranging from 0.25% to 1.00% depending on excess availability under the Credit Agreement during the prior quarter, or (ii) the LIBOR rate plus a margin ranging from 2.25% to 3.00% depending on the Company’s excess availability under the Credit Agreement during the prior quarter.

         In November 2001, the Company executed a new $75 million credit facility (the “Ford Facility”). The Ford Facility, as amended, expires on December 31, 2002 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement.

         Contractual Obligations and Other Commercial Commitments. The Company has certain obligations with various parties that include commitments to make future payments. Such obligations are presented below:

	Contractual Obligations with Payments Due

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Short-Term Debt(1)	$145.5	$145.5	$—	$—	$—

Operating Lease(2)	36.1	9.3	26.8	—	—

Unconditional Purchase Obligations(3)	134.5	104.7	14.9	14.9	—

Total	$316.1	$259.5	$41.7	$14.9	—

(1)	Includes $105.5 million of debt outstanding under the Credit Agreement. This amount is classified as an obligation with payments due in less than one year because of a subjective acceleration clause in the Credit Agreement. Also includes $40.0 million of debt outstanding under the Ford Facility.

(2)	Includes the Company’s operating lease for its Waste Oxide Reclamation Facility. Does not include immaterial amounts for short-term rentals.

(3)	Includes 1,980,000 tons of pellets to be purchased from EVTAC in 2002 ($75.2 million), $14.6 million of expected coke tolling charges from New Boston, $14.1 million per year until 2005 for minimum oxygen purchases and $816,000 per year until 2005 for minimum nitrogen purchases.

	Other Commercial Commitments which Expire by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Standby Letters of Credit(1)	$1.2	$1.2	$—	$—	$—

Guarantees(2)	1.9	0.6	1.1	0.2	—

Total Commercial Commitments	$3.1	$1.8	$1.1	$0.2	$—

(1)	Includes $1.0 million to the Bureau of Workers’ Compensation and $200,000 as collateral under the Company’s automobile insurance program.

(2)	Includes amount guaranteed to a bank in favor of Delaco Processing, L.L.C., a 49% owned joint venture.

Environmental Matters

         General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $5.4 million during the past four years. In addition, the Company has planned an aggregate of approximately $2 million in capital expenditures for environmental compliance for the years 2002 through 2005. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes, which are subject to less stringent environmental requirements.

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

         Rouge Steel and Ford co-signed a Corrective Action Consent Order which committed both companies to a four-phase remediation program throughout the Rouge Complex. Ford has indicated its concurrence with Rouge Steel’s position that, under the Ford Indemnity, the demolition of Rouge Steel’s coke oven batteries, including environmental remediation, will be Ford’s responsibility. Based on the available data regarding the cost to demolish the coke ovens and remediate the site, during 2001, the Company increased its existing coke oven demolition reserve and recorded a corresponding receivable for anticipated recoveries from Ford. The net effect of these events was a benefit of $7.4 million to operating income in 2001.

         From time to time, the Company has received from the United States Environmental Protection Agency (the “EPA”) various requests for information in connection with an environmental statute. Whether these information requests suggest contemplated actions by the EPA at any given time and whether such requests for information will lead to a materially adverse effect on the Company’s results of operations or financial position is unknown.

         In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) advised the Company that the application and the amendments were administratively complete. The Company expects to receive a draft Title V Permit during 2002.

         Settled. In 1998, the Company and the Wayne County Air Quality Division (the “Division”) entered into a consent order resolving certain notices of violation (“NOVs”) and issues involving the BOF electrostatic precipitator and the blast furnace flare stack. The settlement agreement imposed a $125,000 penalty, stipulated penalties for future violations, a compliance program and a five-year term. The Company paid the penalty in 1998, and the compliance program has been implemented.

         Recent Events. In 2000, the EPA promulgated regulations limiting air emissions of nitrogen oxides (“NOx”), and establishing a cap and trade program and allocation scheme for allowable NOx emissions. The regulations identified specific emissions sources. The regulations treated the Company’s blast furnaces as affected sources and established a NOx emissions allocation for them. The Company appealed the regulation to the United States Circuit Court of Appeals and was successful in obtaining a letter from the EPA acknowledging that the blast furnaces were not intended to be subject to the NOx emissions allocation scheme. The EPA proposed amendments to its regulations that would delete the identification of the Company as an affected source. Those amendments have not been finalized, but the Company anticipates that the blast furnaces will remain outside the scope of the regulations.

         In 2000, the MDEQ finalized state NOx emissions regulations. The regulations required sources to submit proposals for the control of NOx emissions utilizing reasonably available control technologies. The proposals are to be implemented by April 1, 2003. The Company submitted a proposal to the MDEQ that concluded that only the Company’s hot strip mill reheat furnaces are subject to the regulation and that there are no cost effective means of improving existing control of NOx emissions at the reheat furnaces. The Company anticipates that this proposal will be accepted by the MDEQ, and that no emissions control measures will be required.

         In 2000, the Company and Ford entered into a voluntary consent order with the MDEQ. The consent order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. Because of the preliminary nature of this matter, the Company is presently unable to assess the probability that material expenses for remediation required by the consent order will ultimately be apportioned to the Company or to reasonably estimate the potential amount of any expenses that might be apportioned to it. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

         In 2000, the EPA filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, U.S. vs. Rouge Steel Company, CV-00-75452. The complaint arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal (the “Multimedia Investigation”). The complaint alleges violations of the Clean Air Act and the State of Michigan’s opacity emissions standards at the blast furnaces and the BOF during 1998 and 1999. The complaint also alleges violations of RCRA. Prior to the filing of the complaint, the EPA informed the Company that it would seek $1.0 million in penalties, not including any economic benefit component. Through subsequent negotiations and discussions, the agency agreed to drop its demand for approximately $300,000 in penalties under the Emergency Planning and Community Right-to-Know Act and CERCLA. Accordingly, the federal complaint did not include those claims. The Company is presently engaging in discussions with the EPA regarding the alleged violations, potential penalties and other relief. Based on those discussions, the Company presently believes that the agency will seek penalties of approximately $450,000.

         In 2000, the County of Wayne (the “County”) filed a complaint against the Company in the United States District Court for the Eastern District of Michigan, County of Wayne v. Rouge Steel Company and Rouge Industries, Inc. CV-00-75454. The complaint alleges violations of the opacity emission standards of the Wayne County Air Pollution Control Ordinance during 1998 and 1999. These allegations parallel those in the EPA’s complaint that arose from the Multimedia Investigation. The County and the EPA have agreed to jointly settle the opacity claims with the Multimedia complaint. The County complaint also alleged claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement of penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, as of October 1, 2001, the County relinquished enforcement of air quality matters to the State of Michigan (the “State”). Through a Stipulation filed with the court in February, 2002, the State joined with the county and the EPA as a party in the settlement of the opacity claims. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Company has recorded an accrual with respect to the EPA and the County lawsuits, which it believes will be adequate to cover any penalties arising from them.

         The County issued several NOVs to the Company regarding opacity emissions and fallout during 2000 that were not included in the County’s 2000 complaint. The County has since agreed to consolidate the enforcement of these alleged opacity NOVs in the joint settlement with the EPA discussed above. The Company’s disclosure of matters discussed herein does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature of these matters makes it difficult for the Company to predict the nature of their outcome or impact on the Company.

         In 2000, the EPA issued a Unilateral Administrative Order (the “Order”) to Rouge Steel pursuant to Section 7003(a) of RCRA. The Order directs the Company to take immediate measures to stop the exposure of wildlife and migratory birds to solid wastes and to develop and implement continuous emergency measures to eliminate contact by wildlife with the solid wastes at the Company’s Schaefer Road Waste Water Treatment Plant. Rouge Steel complied with the Order and submitted a continuing emergency measures workplan (“CEMW”) which the EPA approved. Since then, the EPA has taken issue with the effectiveness of the CEMW and with Rouge Steel’s implementation of the CEMW. In 2001, the EPA issued an NOV to Rouge Steel informing the Company that the EPA has determined that the Company is not complying with the Order nor the approved CEMW. Rouge Steel has raised vigorous objections to a number of the allegations contained in the NOV. The parties have conducted several negotiations to address these issues but have not yet reached a resolution. In February 2002, the EPA issued Rouge Steel a request for information regarding the Company’s Schaefer Road Waste Water Treatment Plant. The Company is currently responding to this request. The preliminary nature of this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

Significant Accounting Policies

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. The Company believes the following critical accounting policies require the most difficult, subjective or complex judgements and estimates that are used in the preparation of the consolidated financial statements.

         Insurance Matters. Since the Powerhouse explosion in February 1999, the Company’s results have been significantly impacted by estimates of the timing and amount of costs incurred and related insurance recoveries from third parties. On a quarterly basis, the Company considers all available information relating to costs incurred, including the extent of damage to its facilities as a result of the explosion, costs incurred for rebuilding and repairs, business interruption costs and related remediation costs. The Company assesses the probability of recoveries and makes a determination as to the amount to be recorded each quarter based upon discussions with insurers, legal and financial advisors and the status of the insurance settlement process.

         The policies with respect to the timing of expenses and recovery recognition were outlined in the first Quarterly Report on Form 10-Q subsequent to the explosion and have been consistently followed by the Company since that time. The status of the contested amounts and contingencies were discussed and the amounts recorded each quarter were disclosed in the footnotes to the financial statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As additional insurable events have occurred, such as the recent fire at the Company’s Double Eagle joint venture, they have also been discussed and a consistent accounting treatment has been applied. (See Note 12 of the Notes to Consolidated Financial Statements and “- Powerhouse Explosion and Insurance Claim”).

         Asset Impairments. Based on its recent operating losses, the Company has made estimates of undiscounted future cash flow over the remaining useful lives of its operating assets to determine if the assets are impaired. As of December 31, 2001, the Company determined that no impairment existed. Estimates of future cash flows in volatile market conditions are inherently subjective and these estimates of future expected cash flows may change by a material amount in the future.

         Valuation Allowances, Including Customer Items and Environmental Matters. On a quarterly basis, the Company evaluates its significant reserves and valuation allowances and makes revisions to the estimates as required. The ultimate cost or loss to the Company changes as additional information regarding the uncertainty becomes available. The Company uses the following policies to establish these reserves:

•	Management analyzes accounts receivable balances on an ongoing basis, including historical bad debt information, customer creditworthiness and current economic trends, when evaluating the adequacy of the allowances for accounts receivable.

•	Environmental matters are evaluated on an individual occurrence basis. The Company works closely with legal and environmental consultants and government agencies to make estimates relative to the cost of environmental matters. Estimates are adjusted, both upward and downward, as information becomes available to support such changes in estimates. The Company also considers recoveries available pursuant to the indemnification provisions of an agreement with the Company’s former owner, Ford.

•	On quarterly basis, the Company considers the likelihood of its ability to realize the future benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company utilizes information regarding historical and projected financial performance and other factors relating to the generation of taxable income as a basis for its estimates. During the fourth quarter of 2000, the Company determined that a valuation allowance was necessary for all of its net deferred tax assets. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

Other Events

         Double Eagle Fire. On December 15, 2001, a major fire at Double Eagle halted production. The Company and its joint venture partner, U.S. Steel Corporation, are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company believes that its share of such damage and losses should be substantially covered by its insurance program above a $7.5 million deductible. The Company has reallocated its portion of Double Eagle’s production to other domestic coating facilities during the production outage. During 2002, the Company expects to record significant costs and expenses and insurance recoveries related to the Double Eagle fire.

         New Accounting Pronouncements. During 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These pronouncements did not have a significant impact on the Company’s results of operations or financial position. The Financial Accounting Standards Board recently issued SFAS No. 143. “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is required to adopt SFAS No. 143 on January 1, 2003 and SFAS No. 144 on January 1, 2002. The Company is presently evaluating the full extent of the impact these standards will have on its financial statements.

         Insurance Matters. As a result of the recent insurable losses incurred by the Company, the Company’s cost for insurance and deductible amount have increased substantially. In addition, the Company has coverage for losses up to $300 million per occurrence. The Company’s previous coverage was for amounts per occurrence of up to $1.0 billion.

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

         As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) the availability of sufficient cash to support the Company’s operations, (vii) remedies imposed by the President related to the International Trade Commission’s determination of injury from imports, (viii) the impact of the Double Eagle fire and (ix) higher than expected operating costs.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

         The Company is exposed to certain market risks that exist as part of its ongoing business operations. Primary exposures include fluctuations in the cost of energy and raw materials and movements in the prime rate and London Interbank Offered Rate. The Company has generally relied upon competitive market purchases for its energy and raw materials. The Company’s debt is floating based on market rates and the Company does not use swaps or other interest rate protection agreements to hedge this risk.

Item 8. Financial Statements and Supplementary Data.

         The following information is submitted pursuant to the requirements of Item 8:

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Rouge Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 20, 2002

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

Assets

	December 31

	2001	2000

Current Assets

Cash and Cash Equivalents	$3,235	$2,733

Restricted Cash	—	2,700

Accounts Receivable

Trade and Other (Net of Allowances of $13,970 and $9,823)	70,365	108,708

Insurance Recovery	—	20,007

Affiliates	1,052	1,822

Inventories	232,937	269,245

Other Current Assets	10,636	8,499

Total Current Assets	318,225	413,714

Property, Plant, and Equipment

Land	360	360

Buildings and Improvements	23,344	23,122

Machinery and Equipment	383,377	379,460

Construction in Progress	27,980	18,338

Subtotal	435,061	421,280
Less: Accumulated Depreciation	(197,868)	(176,912)

Net Property, Plant, and Equipment	237,193	244,368

Investment in Unconsolidated Subsidiaries	72,455	66,918

Deferred Charges and Other	45,434	16,018

Total Assets	$673,307	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	December 31

	2001	2000

Current Liabilities

Accounts Payable

Trade	$146,814	$188,626
Affiliates	17,112	11,149

Deferred Insurance Recovery	—	44,000

Short-Term Debt	145,549	—

Accrued Vacation Pay	9,644	10,087

Taxes Other than Income	6,001	6,128

Other Accrued Liabilities	35,795	35,964

Total Current Liabilities	360,915	295,954

Long-Term Debt	—	66,500

Pensions and Other Postretirement Benefits	121,003	73,288

Other Liabilities	20,816	12,430

Commitments and Contingencies (Notes 11 and 12)

Stockholders’ Equity

Common Stock

Class A, 80,000,000 shares authorized with 15,103,839 and 15,087,577 issued and outstanding as of December 31, 2001 and 2000, respectively	151	151

Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of December 31, 2001 and 2000	72	72

Capital in Excess of Par Value	130,270	130,233

Retained Earnings	50,022	162,430

Accumulated Other Comprehensive Income (Loss)	(9,942)	(40)

Total Stockholders’ Equity	170,573	292,846

Total Liabilities and Stockholders’ Equity	$673,307	$741,018

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)

	Years Ended December 31

	2001	2000	1999

Sales

Unaffiliated Customers	$908,541	$1,070,031	$950,148

Affiliates	15,005	29,780	45,434

Total Sales	923,546	1,099,811	995,582

Costs and Expenses

Costs of Goods Sold	1,067,673	1,183,215	1,165,091

Depreciation and Amortization	25,992	56,711	63,267

Selling and Administrative Expenses	20,612	26,699	26,772

Amortization of Excess of Net Assets Acquired Over Cost	—	—	(5,484)

Total Costs and Expenses	1,114,277	1,266,625	1,249,646

Operating Loss	(190,731)	(166,814)	(254,064)

Interest Income	437	949	750

Interest Expense	(8,815)	(5,240)	(2,843)

Insurance Recovery	81,533	91,006	177,414

Other — Net	(2,087)	(1,905)	(1,214)

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(119,663)	(82,004)	(79,957)

Income Tax (Provision) Benefit	—	(37,262)	30,494

Loss Before Equity in Unconsolidated Subsidiaries	(119,663)	(119,266)	(49,463)

Equity in Income of Unconsolidated Subsidiaries	8,145	1,947	1,652

Net Loss	$(111,518)	$(117,319)	$(47,811)

Net Loss Per Share — Basic and Diluted	$(5.01)	$(5.29)	$(2.16)

Weighted-Average Shares Outstanding	22,241,651	22,157,980	22,121,701

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Years Ended December 31

	2001	2000	1999

Class A and Class B Common Stock

Beginning Balance	$223	$222	$221

Common Stock Issued for Benefit Plans	—	1	1

Ending Balance	223	223	222

Capital in Excess of Par Value

Beginning Balance	130,233	129,943	129,458

Common Stock Issued for Benefit Plans		256	410

Common Stock Issued for ODEP	37	34	55

Exercise of Stock Options	—	—	20

Ending Balance	130,270	130,233	129,943

Retained Earnings

Beginning Balance	162,430	282,409	332,876

Net Loss	(111,518)	(117,319)	(47,811)

Cash Dividends Declared	(890)	(2,660)	(2,656)

Ending Balance	50,022	162,430	282,409

Accumulated Other Comprehensive Loss

Beginning Balance	(40)	(2,799)	(2,933)

Additional Minimum Pension Liability Adjustment	(9,902)	2,759	134

Ending Balance	(9,942)	(40)	(2,799)

Total Stockholders’ Equity	$170,573	$292,846	$409,775

Comprehensive Loss

Net Loss	$(111,518)	$(117,319)	$(47,811)

Additional Minimum Pension Liability Adjustment	(9,902)	2,759	134

Comprehensive Loss	$(121,420)	$(114,560)	$(47,677)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31

	2001	2000	1999

Cash Flows From Operating Activities Net Loss	$(111,518)	$(117,319)	$(47,811)

Adjustments to Reconcile Net Loss to Net Cash Provided by (Used for) Operating Activities:

Deferred Taxes	—	42,386	(31,434)

Depreciation and Amortization	25,992	56,711	63,267

Equity in Unconsolidated Subsidiaries	(8,145)	(1,947)	(1,652)

Amortization of Excess of Net Assets Acquired Over Cost	—	—	(5,484)

Environmental Remediation Recovery	(7,391)	—	—

Common Stock Issued for Benefit Plans	37	291	466

Changes in Assets and Liabilities:

Accounts Receivable	59,120	50,779	(48,048)

Inventories	37,068	2,319	4,723

Prepaid Expenses	(18,282)	(7,092)	3,696

Accounts Payable and Accrued Liabilities	7,785	20,981	31,254

Deferred Insurance Recovery	(44,000)	19,329	24,671

Other — Net	(449)	3,116	2,629

Net Cash Provided by (Used for) Operating Activities	(59,783)	69,554	(3,723)

Cash Flows From Investing Activities

Capital Expenditures	(22,422)	(29,156)	(64,700)

Investment in Unconsolidated Subsidiaries	(865)	(1,290)	(5,298)

Distributions from Unconsolidated Subsidiaries	2,713	5,823	—

Change in Restricted Cash	2,700	(2,700)	—

Other — Net	—	(399)	—

Net Cash Used for Investing Activities	(17,874)	(27,722)	(69,998)

Cash Flows From Financing Activities

Drawdowns on Subordinated Debt	40,000	—	—

Drawdowns on Revolving Line	1,206,945	453,000	453,200

Principal Payments on Revolving Line	(1,167,896)	(491,300)	(377,400)

Cash Dividend Payments	(890)	(2,660)	(2,656)

Exercise of Stock Options	—	—	20

Net Cash (Used for) Provided by Financing Activities	78,159	(40,960)	73,164

Net Increase (Decrease) in Cash and Cash Equivalents	502	872	(557)

Cash and Cash Equivalents — Beginning of Year	2,733	1,861	2,418

Cash and Cash Equivalents — End of Year	$3,235	$2,733	$1,861

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company (“Rouge Steel”) is the principal operating subsidiary of Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”). Rouge Steel is engaged in the production and sale of flat rolled steel products primarily to domestic automotive manufacturers and their suppliers. Other wholly-owned subsidiaries of Rouge Industries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in three Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC, a Minnesota-based iron ore mining and pellet producing operation. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

The steel industry is cyclical in nature and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, high labor and energy costs and inefficient plants. As a result of the most recent industry downturn and its effect on the Company, management has pursued several initiatives intended to increase liquidity and better position Rouge Industries to compete under current market conditions, including the refinancing of the Company’s long-term debt (see Notes 2 and 6).

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

Revenue Recognition

Revenue from product sales is recognized when the customer has taken title and assumed the risks and rewards of ownership. Provisions for returns and other adjustments are recorded in the period the revenue is recognized. Management analyzes accounts receivable balances, including historical bad debt information, customer creditworthiness and current economic trends, when evaluating the adequacy of provisions for returns and other adjustments.

Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at

December 31, 2001 and 2000. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company’s investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company’s customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2001.

Significant Customers

The Company’s significant customers are Ford Motor Company (“Ford”), General Motors Corporation (“GM”) and DaimlerChrysler AG (“DaimlerChrysler”). Sales to Ford totaled $334,732,000 in 2001, $420,504,000 in 2000 and $402,994,000 in 1999.

Sales to GM totaled $92,110,000 in 2001, $103,916,000 in 2000 and $63,000,000 in 1999.

Sales to DaimlerChrysler totaled $87,628,000 in 2001, $96,043,000 in 2000 and $99,800,000 in 1999.

Inventories

Inventories are stated at the lower of cost or market with cost determined by the last-in, first-out (“LIFO”) method for raw materials, work-in-process and finished goods and the first-in, first-out (“FIFO”) method for nonproduction and sundry. Costs in inventory include materials, direct labor, Double Eagle electrogalvanizing and Spartan Steel hot dip galvanizing (see Note 5) and applied manufacturing overhead.

Nonmonetary Transactions

The Company routinely exchanges iron ore inventory with other parties. Since the exchanges involve similar productive assets and do not complete an earnings process, the Company accounts for the exchanges on the cost basis of the inventory relinquished without recognition of gain or loss.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income. Based on its recent operating losses, the Company has made estimates of undiscounted cash flows over the remaining useful lives of its operating assets to determine if the assets are impaired. At December 31, 2001, the Company determined that no impairment existed. Estimates of future cash flows in volatile market conditions are inherently subjective and these estimates of future expected cash flows may change by a material amount in the future.

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

As a result of the explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) (see Note 12), during 1999 the Company installed temporary facilities to provide steam and electrical distribution. The cost of these assets was $72,602,000, which was amortized over their expected useful lives of 20 to 23 months, which ended December 31, 2000. No amortization was recorded in 2001 with respect to the temporary facilities.

The excess of net assets acquired over cost, relating to the acquisition of the Company from Ford in 1989 (the “Acquisition”), was amortized on a straight-line basis over a ten-year period.

Income Taxes

As required by SFAS 109, “Accounting for Income Taxes,” the Company has considered the likelihood of its ability to realize the future benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. In evaluating the need for a valuation allowance against its net deferred tax assets, the Company has considered historical and projected financial performance and other factors relating to generation of future taxable income. At this time, the Company has concluded that a valuation allowance is necessary for all its net deferred tax assets (see Note 8).

Environmental Accounting

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed. Environmental matters are evaluated on an individual occurrence basis. The Company works closely with legal and environmental consultants and government agencies to make estimates relative to the cost of environmental matters. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated. Estimates are adjusted, both upward and downward, as information becomes available to support such changes in estimates. The Company also considers recoveries available pursuant to the indemnification provisions of an agreement with the Company’s former owner, Ford.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

New Accounting Pronouncements

During 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These pronouncements did not have a significant impact on the Company’s results of operations or financial position. The Financial Accounting Standards Board recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is required to adopt SFAS No. 143 on January 1, 2003 and SFAS No. 144 on January 1, 2002. The Company is presently evaluating the full extent of the impact these standards will have on its financial statements.

NOTE 2 — LIQUIDITY MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on steel prices caused by high levels of imports and a softening demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant have caused significant operating losses and considerable pressure on the Company’s liquidity. During the three years ended December 31, 2001, the Company has incurred net losses of approximately $277,000,000. The Company has responded to the liquidity stress by refinancing its long-term debt early in 2001 and procurring a subordinated credit facility late in 2001. During the year ended December 31, 2001, the Company’s borrowings increased from $66,500,000 to $145,549,000.

The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations (see Note 6). In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund expected operating losses, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

The Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash. In addition, the Company is presently making plans to apply for a loan under the Federal government’s Emergency Steel Loan Guarantee Act. This loan has significant contingencies that the Company may or may not be able to overcome to facilitate borrowings. If Rouge Steel succeeds in obtaining such loan, the Company expects to embark on a restructuring effort designed to substantially lower its operating costs and strengthen its longer-term viability. This restructuring effort could result in asset impairment and other charges and the acceleration of employee benefit and other costs.

NOTE 3 — MARKETABLE SECURITIES

As of December 31, 2001 and 2000, marketable securities classified as cash equivalents were $0 and $693,000, respectively. The Company’s investments in marketable securities are comprised entirely of money market funds.

NOTE 4 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	December 31

	2001	2000

Production

Raw Materials	$58,631	$86,182

Semifinished and Finished Steel Products	175,552	180,688

Total Production at FIFO	234,183	266,870

LIFO Reserves	(14,292)	(13,387)

Total Production at LIFO	$219,891	253,483

Nonproduction and Sundry	13,046	15,762

Total Inventories	$232,937	$269,245

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 2001, the Company’s investments in unconsolidated subsidiaries consist of a 50% interest in Double Eagle Steel Coating Company (“Double Eagle”), a 45% interest in Eveleth Mines LLC (“EVTAC”), a 48% interest in Spartan Steel Coating, L.L.C. (“Spartan Steel”), an 11.1% interest in TWB Company, L.L.C. (“TWB”), a 40% interest in Bing Blanking, L.L.C. (“Bing Blanking”) and a 49% interest in Delaco Processing, L.L.C. (“Delaco Steel Processing”). All of the Company’s investments in unconsolidated subsidiaries are accounted for under the equity method. On March 1, 2002, Rouge Industries and its partner liquidated their interests in Bing Blanking (see Note 11).

Double Eagle is an electrogalvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. On December 15, 2001, a major fire at Double Eagle halted production at the plant. The Company and its joint venture partner, U.S. Steel Corporation (“U.S. Steel”) are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002. Rouge Industries’ proportionate share of Double Eagle’s production costs of $32,906,000, $41,232,000 and $39,609,000 for 2001, 2000 and 1999, respectively, is included in the Company’s costs and expenses and inventory. The Company is committed to pay 50% of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company’s products. At December 31, 2001, the Company’s share of the underlying net assets of Double Eagle exceeded its investment by $18,087,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the acquisition of the Company from Ford and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries’ share of Double Eagle’s costs over the remaining lives of the property.

Eveleth became a wholly-owned subsidiary of the Company in 1996 and, in exchange for a 45% ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. At December 31, 2001, the Company’s share of the underlying net assets of EVTAC exceeded its investment by $5,492,000. This excess is being amortized over the estimated remaining useful lives of the contributed assets.

TWB produces laser welded blanks, Spartan Steel is a cold rolled hot dip galvanizing facility, Bing Blanking produced first operation blanks and roll formed parts, and Delaco Steel Processing is a steel processor. Spartan Steel, Bing Blanking and Delaco Steel Processing began operation in 1998.

The table below sets forth summarized financial information for Rouge Industries’ unconsolidated subsidiaries (dollars in thousands):

	December 31

	2001	2000

Current Assets	$119,532	$99,848

Noncurrent Assets	270,418	320,595

Current Liabilities	76,350	88,457

Noncurrent Liabilities	141,718	96,038

	Years Ended December 31

	2001	2000	1999

Net Sales	$355,079	$354,459	$327,760

Gross Profit	33,528	31,021	34,108

Net Income	16,885	7,270	15,546

The balance sheet information presented above does not include amounts for Shiloh of Michigan, L.L.C. (“Shiloh of Michigan”) because the Company no longer holds an interest in Shiloh of Michigan. See Note 11.

NOTE 6 — DEBT

The Company had borrowings of $145,549,000 outstanding as of December 31, 2001 and $66,500,000 outstanding as of December 31, 2000 under the facilities described below.

During the first quarter of 2001, while seeking refinancing of its debt, the Company was required to seek amendments to the $100,000,000, unsecured credit facility it had in place since 1997 (the “Original Credit Facility”). Among other things, these amendments increased the commitments of the banks from $100,000,000 to $150,000,000.

The Company’s expected liquidity needs in 2001 required it to refinance the Original Credit Facility. Rouge Steel executed a $250,000,000 Loan and Security Agreement (the “Credit Agreement”) on March 13, 2001. The Credit Agreement expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. In 2001, the Company obtained an amendment to the Credit Agreement, which, among other things, allowed for subordinated borrowings under the Ford Facility discussed below. This amendment also reduced the commitment of the bank group under the Credit Agreement to $200,000,000. The Company agreed to this reduction because it des not project that its accounts receivable and inventories will support borrowings more than $200,000,000 under the Credit Agreement. There is one financial covenant in the Credit Agreement, a minimum net worth requirement, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. There is also a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. At December 31, 2001, the Company’s receivables and inventories supported availability under the Credit Agreement of $167,824,000, of which it could borrow up to $142,824,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $105,549,000 as of December 31, 2001. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon the Company’s excess availability under the Credit Agreement during the prior quarter.

In November 2001, the Company executed a new $75,000,000 credit facility from Ford (the “Ford Facility”). The Ford Facility, as amended, expires on December 31, 2002 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. As of December 31, 2001, the Company had borrowings outstanding under the Ford Facility of $40,000,000.

Cash paid for interest was $8,607,000 in 2001, $4,005,000 in 2000 and $2,550,000 in 1999.

NOTE 7 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table presents benefit obligation, asset value, funded status, cash flow and weighted- average assumptions for Rouge Steel’s pension and postretirement benefit plans (dollars in thousands):

	Pension Plans			Postretirement Benefit Plans

	2001	2000	1999	2001	2000	1999

Change in Benefit Obligation

Benefit Obligation at Beginning of Year	$149,950	$141,446	$130,763	$71,768	$68,594	$67,879

Service Cost	6,250	7,006	7,993	4,053	4,346	4,490

Interest Cost	12,312	11,125	9,280	6,048	5,459	4,878

Participants’ Contributions	323	329	337	—	—	—

Plan Amendments	(11)	9,728	—	—	(231)	—

Actuarial (Gain) Loss	12,280	(15,673)	(4,034)	6,735	(5,951)	(8,320)

Total Benefit Payments	(5,426)	(4,011)	(2,893)	(623)	(449)	(333)

Benefit Obligation at End of Year	$175,678	$149,950	$141,446	$87,981	$71,768	$68,594

Change in Plan Assets

Fair Value of Plan Assets at Beginning of Year	$163,775	$146,253	$128,055	$—	$—	$—

Actual Return on Plan Assets	(23,094)	20,538	20,554	—	—	—

Employer Contributions	476	861	187	623	449	333

Participants’ Contributions	323	329	337	—	—	—

Total Benefit Payments	(5,426)	(4,011)	(2,893)	(623)	(449)	(333)

Other	(61)	(195)	13	—	—	—

Fair Value of Plan Assets at End of Year	$135,993	$163,775	$146,253	—	$—	$—

Funded Status	$(39,685)	$13,825	$4,807	$(87,981)	$(71,768)	$(68,594)

Unrecognized Actuarial (Gain) Loss	14,366	(37,647)	(14,427)	5,173	(1,571)	4,380

Unrecognized Prior Service Cost	14,548	16,547	7,492	(79)	(88)	190

Adjustment to Book Value	—	—	—	183	139	88

Adjustment for Sept. 30th Measurement Date	13	2	81	—	—	—

Net Amount Recognized	$(10,758)	$(7,273)	$(2,047)	$(82,704)	$(73,288)	$(63,936)

	Pension Plans			Postretirement Benefit Plans

	2001	2000	1999	2001	2000	1999

Amount Recognized in the Consolidated

Balance Sheets Consists of Prepaid Benefit Cost	$5,979	$4,818	$3,945	$—	$—	$—

Accrued Benefit Liability	(16,737)	(12,091)	(5,992)	(82,704)	(73,288)	(63,936)

Additional Minimum Liability	(23,852)	(607)	(5,286)	—	—	—

Intangible Asset	13,910	567	980	—	—	—

Accumulated Other Comprehensive Income	9,942	40	4,306	—	—	—

Net Amount Recognized	$(10,758)	$(7,273)	$(2,047)	$(82,704)	$(73,288)	$(63,936)

Weighted-Average Assumptions

Discount Rate	7.50%	8.00%	7.50%	7.50%	8.00%	7.50%

Expected Return on Plan Assets	9.00	9.00	9.00	N/A	N/A	N/A

Rate of Compensation Increase — Salaried	3.70	3.70	3.70	3.70	3.70	3.70

Rate of Compensation Increase — Hourly	N/A	N/A	N/A	3.00	3.00	3.00

For measurement purposes, an assumed health care trend rate of 8.0% (trending to 5.5% by 2005) was used for the postretirement benefit obligation in 2001 and 6.0% was used for 2000 and 1999. A measurement date of September 30 was used for the pension plans and the postretirement benefit plans.

The following schedule sets forth the components of net periodic benefit cost (dollars in thousands):

	Pension Plans			Postretirement Benefit Plans

	2001	2000	1999	2001	2000	1999

Components of Net Periodic Benefit Cost Service Cost	$6,250	$7,006	$7,993	$4,053	$4,346	$4,490

Interest Cost	12,312	11,125	9,280	6,048	5,459	4,878

Expected Return on Plan Assets	(14,536)	(13,020)	(11,411)	—	—	—

Amortization of Prior Service Cost	2,004	1,257	1,108	(9)	47	47

Recognized Actuarial (Gain) Loss	(2,056)	(360)	271	(9)	—	573

Net Periodic Benefit Cost	$3,974	$6,008	$7,241	$10,083	$9,852	$9,988

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are set forth below (dollars in thousands):

	December 31

	2001	2000	1999

Projected Benefit Obligation	$168,395	$2,215	$20,002

Accumulated Benefit Obligation	165,597	2,137	19,759

Fair Value of Plan Assets	127,511	—	14,529

Rouge Steel Company has two nonpension postretirement benefit plans. One plan is noncontributory. The health care provision of the other plan has a contribution requirement for eligible participants hired after November 1, 1988. The life insurance provision of this plan is noncontributory.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended and as of December 31, 2001 (dollars in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on Total of Service and Interest Cost Components	$2,508	$(1,927)

Effect on Postretirement Benefit Obligation	16,678	(13,079)

NOTE 8 — INCOME TAXES

Rouge Industries’ income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently subject to state or foreign income taxes, consists of the following components (dollars in thousands):

	Years Ended December 31

	2001	2000	1998

Current	$—	$5,123	$(940)

Deferred	—	(42,386)	31,434

Total (Provision) Benefit	$—	$(37,262)	$30,494

The Company’s income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The tax provision associated with the income of unconsolidated subsidiaries was $0 in 2001 and 2000. The income tax provision associated with the income of unconsolidated subsidiaries was $783,000 in 1999, which is comprised of a current provision of $847,000 and a deferred benefit of $64,000.

The Accumulated Other Comprehensive Income (Loss) of $(9,942,000), $(40) and $(4,306,000) for 2001, 2000 and 1999, respectively, are shown net of the deferred tax impact of $0, $0 and $1,507,000.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):

	Years Ended December 31

	2001	2000	1999

Pre-Tax Income (Loss)	$(119,663)	$(82,004)	$(79,957)

Computed (Provision) Benefit	$41,882	$28,701	$27,985

Source of Difference:

Income from Unconsolidated Subsidiaries	(2,851)	—	—

Amortization of Negative Goodwill	—	—	1,919

Change in Valuation Allowance	(39,058)	(63,012)	700

Basis Adjustment in Deferred Tax Assets	—	(1,988)	—

Other	27	(963)	(110)

Total (Provision) Benefit	$—	$(37,262)	$30,494

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	December 31

	2001	2000

Assets

Basis of Consolidated Subsidiary	$12,061	$1,754

Postretirement and Other Benefits	38,969	34,857

Other	6,295	8,501

Operating Loss and Alternative Minimum Tax Credit Carryforwards	115,273	93,569

Gross Deferred Tax Assets	162,598	138,681

Valuation Allowance	(112,085)	(73,027)

Gross Deferred Tax Assets After Valuation Allowance	50,513	65,654

Liabilities

Property, Plant, and Equipment	(38,685)	(41,421)

Inventories	(11,828)	(11,652)

Insurance Adjustment	—	(12,548)

Other	—	(33)

Gross Deferred Tax Liabilities	(50,513)	(65,654)

Total Net Deferred Tax Assets	$—	$—

Unused regular tax loss carryforwards were approximately $237,335,000 and $173,720,000 at                      December 31, 2001 and December 31, 2000, respectively. The tax loss carryforwards will expire between 2019 and 2021. Alternative minimum tax credit carryforwards amounted to $31,714,000 at December 31, 2001 and 2000. The alternative minimum tax credit may be carried forward indefinitely.

In 2000 and 2001, the Company recorded a full valuation against its net deferred tax assets, consistent with the determination that it is more likely than not that all of the Company’s net deferred tax assets will not be realized. The Company has considered historical and projected financial performance and other factors relating to the generation of future taxable income in its assessment of the need for a valuation allowance.

The Company received cash refunds of $0, $5,123,000 and $2,379,000 in 2001, 2000 and 1999, respectively.

NOTE 9 — COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01. Each Class B share has 2.5 votes.

The Company has an outside director equity plan (the “ODEP”), a 1994 stock incentive plan and a 1998 stock incentive plan (the 1994 stock incentive plan and the 1998 stock incentive plan together the “SIP”). The ODEP and the SIP provide for stock option grants to the Company’s directors and employees, respectively, at fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,600,000 shares of common stock. Of this amount, options are outstanding for 903,980 shares at December 31, 2001. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have resulted in the pro forma amounts indicated below:

		Years Ended December 31

		2001	2000	1999

Net Loss (dollars in thousands)	As Reported	$(111,518)	$(117,319)	$(47,811)

	Pro Forma	(111,460)	(117,596)	(48,010)

Net Loss Per Share	As Reported	$(5.01)	$(5.29)	$(2.16)

	Pro Forma	(5.01)	(5.31)	(2.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999:

	2001	2000	1999

Dividend Yield	3.06%	1.54%	1.37%

Risk-Free Interest Rate	4.76	6.55	4.74

Expected Volatility	60.84	41.16	41.16

Expected Life	7 years	7 years	7 years

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	650,875	$14.18	505,725	$16.98	383,950	$21.09

Granted	314,504	2.02	201,200	7.83	187,700	8.79

Forfeited	(61,399)	17.04	(56,050)	16.63	(63,625)	17.87

Exercised	—	N/A	—	N/A	(2,300)	8.75

Outstanding at December 31	903,980	$9.76	650,875	$14.18	505,725	$16.98

Options Exercisable at Year-End	698,903	$11.63	514,490	$15.80	399,244	$18.98

Weighted-Average Fair Value of

Options Granted During the Year		$0.99		$3.65		$3.86

The following table presents summarized information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	December 31, 2001	Contractual Life	Exercise Price	December 31, 2001	Exercise Price

$0.77 to 4.69	316,404	9.3 years	$2.05	158,952	$2.06

$7.88 to 11.44	325,300	7.6	8.26	277,675	9.68

$12.13 to 15.13	73,289	6.0	12.24	73,289	12.24

$21.00 to 23.00	69,800	4.9	21.10	69,800	21.10

$23.01 to 28.88	119,187	3.5	26.15	119,187	26.15

NOTE 10 — EARNINGS PER SHARE

The calculation of diluted net income per share for the years ended December 31, 2001, 2000, and 1999 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were not adjusted for the effect of potentially dilutive securities consisting solely of stock options because their impact would have been anti-dilutive as of December 31, 2001, 2000 and 1999.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services including environmental, maintenance, construction and other miscellaneous services from Ford. In addition, the Company leases certain land, office space and production support facilities from Ford under cancelable operating leases with terms ranging from 1 to 99 years. The costs of these services were approximately $5,972,000 in 2001, $7,148,000 in 2000 and $7,182,000 in 1999.

The Company also jointly owns a powerhouse facility (the “Powerhouse”) with Ford, under a renewable ten-year agreement, which was set to expire on December 31, 1999 but has been extended thereafter on a rolling 30-day basis unless terminated by either party upon 30 days notice. On February 1, 1999, an explosion and fire at the Powerhouse resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. See Note 12 for a more detailed discussion of the Powerhouse explosion. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60% by the Company and 40% by Ford, with each party receiving a portion of the power generated. The costs of operating the facility were allocated between the Company and Ford based on the consumption of utilities. The Company’s share of the costs of this facility was approximately $7,118,000 in 1999. The cost in 1999 represents utility costs allocated to Rouge Steel for the one month preceding the Powerhouse explosion. The Company has signed an agreement for long-term energy services with Dearborn Industrial Generation, L.L.C., an affiliate of CMS Energy Corporation (“CMS”) which operates a co-generation power plant.

In connection with its operation of the Powerhouse, Ford purchased a portion of the gas produced by the Company’s blast furnaces for use at the Powerhouse based on a negotiated formula. Ford purchased $2,040,000 worth of blast furnace gas in 1999. Of this amount, between 60% and 70% was charged back to the Company for its proportionate share of the cost of such gas. The temporary facilities that were put into place after February 1, 1999 are not configured to use blast furnace gas and the CMS co-generation power plant is not yet able to consume blast furnace gas. Consequently, from February 1, 1999 through

December 31, 2001 virtually all of the blast furnace gas was flared and not sold to the Powerhouse or CMS.

During 2001, 2000 and 1999, the Company purchased scrap from Ford at a cost of $3,967,000, $8,149,000 and $20,025,000, respectively. The Company substantially curtailed its purchase of scrap from Ford in 2000 resulting in the decline of payments to Ford. In late 2001, the Company began to purchase scrap from Ford once again.

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

The Company has a coke tolling agreement with New Boston Coke Corporation (“New Boston”), whose total productive capacity is dedicated to the Company. The agreement will terminate on December 31, 2002. Rouge Industries provides coal to New Boston under the tolling agreement for processing into coke. The Company expects to incur coke tolling charges of $14,564,000 in 2002.

The Company has a ten-year contract for the supply of oxygen and nitrogen which expires in 2005. The contract contains minimum oxygen and nitrogen purchases of $14,100,000 and $816,000 per year, respectively. Oxygen and nitrogen purchases aggregated approximately $22,764,000 in 2001, $20,550,000 in 2000 and $18,569,000 in 1999.

The Company has noncancellable operating lease commitments for facilities and equipment. Annual lease payments under the amended agreement during 2002 will be $9,305,000 and during 2003 and 2004 will be $13,389,000.

Shiloh of Michigan, L.L.C. Loan Guaranty

During 2001, Rouge Industries transferred its interest in Shiloh of Michigan to an affiliate of Shiloh Industries, Inc., the Company’s partner in the Shiloh of Michigan joint venture. In connection with this transfer of interest, the Company was released from its guarantee of Shiloh of Michigan’s debt. The Company has no further obligations with respect to Shiloh of Michigan.

Delaco Processing, L.L.C. Loan Guaranty

Rouge Industries and Delaco Steel Corporation have agreed to jointly and severally guarantee a $2,860,000 credit facility for Delaco Steel Processing, the Company’s 49% owned steel slitting joint venture with Delaco Supreme Tool & Gear Co. As of December 31, 2001, Delaco Steel Processing had borrowings of $1,893,000 outstanding under its line of credit.

Bing Blanking, L.L.C. Loan Guaranty

When Rouge Industries entered the Bing Blanking joint venture, the Company executed a guarantee of Bing Blanking’s term loan. In addition, Bing Blanking had a $3,000,000 subordinated loan from the Company. As a result of financial difficulties experienced by Bing Blanking, its lender called the Company’s guarantee of Bing Blanking’s $2,474,000 loan. During 2000, the Company’s joint venture partner indicated a desire to exit Bing Blanking. As a result of the financial difficulties experienced by Bing Blanking, as of December 31, 2000 the Company has recorded a reserve of $3,000,000 against its note receivable. On March 1, 2002, Rouge Industries and its partner liquidated their interests in Bing Blanking. The Company fully recovered the $2,474,000 of bank debt that it paid pursuant to the guarantee.

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

Rouge Steel and Ford co-signed a Corrective Action Consent Order which committed both companies to a four-phase remediation program throughout the Rouge Complex. Ford has indicated its concurrence with Rouge Steel’s position that, under the Ford Indemnity, the demolition of Rouge Steel’s coke oven batteries, including full environmental remediation, will be Ford’s responsibility. Based on the available data regarding the cost to demolish the coke ovens and remediate the site, during 2001, the Company increased its existing coke oven demolition reserve by $5,909,000 and recorded a corresponding receivable of $13,300,000 for anticipated recoveries from Ford. The net effect of these events was a benefit of $7,391,000 to operating income in 2001.

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

Litigation

Environmental Lawsuit. On December 18, 2000, the EPA and the County filed lawsuits in the United States District Court for the Eastern District of Michigan in connection with a Multimedia Investigation conducted in 1998. The suit alleges air and solid waste violations. The Company, the EPA and the County are continuing negotiations. The Company believes that such negotiations will result in a settlement that will not have a materially adverse effect on its results of operations or financial position.

Settlement of Litigation. During late 2000, the cost of natural gas increased dramatically. Rouge Industries was protected from the large price increases for a portion of its natural gas requirements because of fixed price contracts. However, one supplier of natural gas defaulted on its contract with the Company late in 2000 leaving the Company with no insulation from the extremely high market prices. In November 2001, the Company settled its claim with the natural gas supplier for $8,500,000.

Powerhouse Related Lawsuits. Rouge Steel has been served with 14 lawsuits filed by 17 current or former Ford employees and two Rouge Steel employees claiming unspecified injuries relating to the February 1,

1999 Powerhouse explosion. Rouge Steel’s insurers have assumed the defense and indemnity obligations for these lawsuits under a reservation of rights. The Company believes that its insurance coverage will be adequate to respond to damages awarded, if any, to the claimants.

From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s results of operations or financial position.

NOTE 12 — POWERHOUSE EXPLOSION AND INSURANCE CLAIMS

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

The Company’s insurance program relating to the Powerhouse provided coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. During the period from February 1, 1999 until the settlement of claims with Company’s insurers during the second quarter of 2001, the Company evaluated its insurance recoveries in three areas:

1.	Damage to Rouge Steel property and Powerhouse property as a result of the explosion — Costs for repairs were expensed as incurred, with related estimated insurance recoveries recorded as they were considered to be probable, up to the amount of the actual costs incurred.

2.	Rouge Steel business interruption costs — The non-capitalizable costs were expensed as incurred. Estimated insurance recoveries were recorded to the extent such recoveries were considered to be probable. Recoveries in excess of actual costs incurred were recorded as gains in 2000 and 2001 when portions of the claims were settled and proceeds received. Certain costs relating to temporary steam boilers and electrical facilities which were procured to mitigate the Company’s loss from the Powerhouse explosion were capitalized and amortized over their estimated useful lives. Insurance recoveries relating to these items were recognized over the same periods. The amount capitalized for these temporary facilities was approximately $72,600,000.

3.	Powerhouse property damage — The net book value of the Powerhouse property destroyed, which was $1,622,000, was written off in 1999. Proceeds from the claims relating to Powerhouse property damage (other than amounts relating to repairs discussed in 1. above) were recorded when the claim was settled and resulted in a gain since the proceeds exceeded the net book value of the property written off.

During 2000, the Company received cash proceeds representing a partial settlement with its insurers regarding Rouge Steel first-party property damage and business interruption costs through March 31, 2000. The partial settlement covered all of the first-party property damage and substantially all aspects of the business interruption claim, including profit on lost sales, operating inefficiencies caused by the loss and costs to mitigate the claim.

During 2001, the Company received cash proceeds representing final settlement with its insurers regarding Rouge Steel’s insurable first-party and Powerhouse property damage and business interruption costs. As a result of the settlement, the Company recorded $81,533,000 of insurance recoveries in 2001, of which $63,151,000 represents gain on the net book value of the Powerhouse property destroyed. Total recoveries and final proceeds of the claim amount to $343,253,000.

Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. As a result of these obligations with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, in 2001, the Company recorded an accrual of $14,600,000 for these anticipated costs.

Double Eagle Fire

On December 15, 2001, a major fire at Double Eagle halted production. The Company and its joint venture partner, U.S. Steel, are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002. The Company has an insurance program that provides coverage for damage to property destroyed, interruption of business operations and expenses incurred to minimize the period of disruption to operations. The Company believes that its share of such damage and losses should be substantially covered by its insurance program above a $7,500,000 deductible. The Company has reallocated its portion of Double Eagle’s production to other domestic coating facilities during the production outage. During 2002, the Company expects to record significant costs and expenses and insurance recoveries related to the Double Eagle fire.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands)

		Charged
	Balance	(Credited) to		Balance
Years Ended	at Beginning	Costs and		at End
December 31	of Period	Expenses	Write-Offs	of Period

2001	$9,823	$5,750	$(1,603)	$13,970

2000	15,997	904	(7,078)	9,823

1999	17,937	(776)	(1,164)	15,997

Valuation Allowance for Deferred Tax Assets (amounts in thousands)

		Charged
	Balance	(Credited) to		Balance
Years Ended	at Beginning	Costs and		at End
December 31	of Period	Expenses	Write-Offs	of Period

2001	$73,027	$39,058	$—	$112,085

2000	10,015	63,012	—	73,027

1999	10,715	—	(700)	10,015

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

	(in thousands, except per share amounts)
2001

Total Sales	$230,195	$252,306	$217,508	$223,537

Gross Margin	(58,093)	(58,850)	(44,941)	(8,235)

Net Income (Loss)	(59,756)	8,668	(46,333)	(14,097)

Net Income (Loss) Per Share	(2.69)	0.39	(2.08)	(0.63)

2000

Total Sales	$321,606	$283,348	$264,113	$230,744

Gross Margin	(28,383)	(23,238)	(23,624)	(64,870)

Net Loss	(12,897)	6,861	(6,279)	(105,004)

Net Loss Per Share	(0.58)	0.31	(0.28)	(4.74)

(1)	Gross margin, net loss and net loss per share in the fourth quarter of 2001 include (i) a one-time effect of $17.2 million resulting from the settlement of certain claims with Ford Motor Company related to the 1999 Powerhouse explosion and adjustments related to the Company’s remaining obligations with respect to the Powerhouse explosion and (ii) a one-time profit effect of $8.5 million resulting from the settlement of a claim related to an energy supply contract. Net loss and net loss per share in 2000 include a the one-time effect of a $69.7 million charge to provide a 100% valuation reserve against previously recorded net deferred tax assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information regarding the Company’s Directors is incorporated by reference to the information contained under the caption “Proposal No. 1 — Election of Directors” in the Company’s 2002 Proxy Statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than April 30, 2002. Information regarding the Company’s Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.

Item 11. Executive Compensation.

         Incorporated by reference to the information contained under the caption “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference to the information contained under the caption “Security Ownership” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2002.

Item 13. Certain Relationships and Related Transactions.

         Incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2002.

         With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report:

(1)	A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 37.

(2)	A list of financial statement schedules required to be filed by Item 8 is located on page 61.

(3)	Exhibits:

         The following exhibits are included in this report or incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company and Merger Sub (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B)

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996 (the “Stockholders Agreement”), among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel Company, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

10.1	Loan and Security Agreement dated March 13, 2001 among Rouge Steel Company, the financial institutions parties thereto and Congress Financial Corporation (incorporate herein by reference to Exhibit 10.8 to the Registrant’s 2000 Annual Report on Form 10-K (Commission File Number 1-12852) (the “2000 Form 10-K”))

10.2	Amendment No. 1 to Loan and Security Agreement dated as of November 21, 2001 by and among Rouge Steel Company, the Registrant, QS Steel Inc., Eveleth Taconite Company, the financial institutions party thereto and Congress Financial Corporation (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2001 (the “December 5, 2001 8-K”)).

Exhibit
Number	Description of Exhibit

10.3	Subordinated Loan and Security Agreement dated as of November 21, 2001 among Rouge Steel Company, the Registrant, QS Steel Inc., Eveleth Taconite Company and Ford Motor Company (incorporated herein by reference to Exhibit 99.2 to the December 5, 2001 8-K).

10.4	Purchase and Sale Agreement dated as of December 15, 1989, between Ford Motor Company (“Ford”) and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.5	Oxygen, Nitrogen and Argon Supply Agreement dated as of November 16, 1993, between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1994 Annual Report on Form 10-K (Commission File Number 1-12852)).

10.6	Amendment No. 1 to Oxygen, Nitrogen and Argon Supply Agreement dated as of April 10, 1998 between Praxair, Inc. and the Registrant (incorporate herein by reference to Exhibit 10.11 to the 2000 Form 10-K).

10.7	Amendment No. 2 to Oxygen, Nitrogen and Argon Supply Agreement dated as of January 1, 1999 between Praxair, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-K).

10.8	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between the Registrant and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.9	Natural Gas Operating Agreement dated as of December 15, 1989 between the Registrant and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.10	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and the Registrant (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

10.11	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.12	Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and between Thyssen Inc. (“Thyssen”) and Worthington Steel of Michigan, Inc., (“Worthington Steel”) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 (the “First Quarter 1997 10-Q”)).

Exhibit
Number	Description of Exhibit

10.13	First Amendment to Operating Agreement of TWB Company, L.L.C. dated as of April 15, 1997 by and among Thyssen, Worthington Steel, LTV Steel Company, Inc. Bethlehem Blank Welding, Inc. and QS Steel Inc. (incorporated herein by reference to Exhibit 10.2 to the First Quarter 1997 10-Q).

10.14	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel Inc. and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s 1997 Annual Report on Form 10-K).

10.15	First Amended and Restated Operating Agreement for Bing Blanking, L.L.C. dated as of March 31, 1998 by and among Bing Blanking, L.L.C., QS Steel Inc., and Bing Management II, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998).

10.16	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel Inc. and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

10.17	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virgina Horn Taconite Company, Eveleth Taconite Company and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 Form 10-K).

10.18	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel Company (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.19	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company and the Registrant (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

10.20	Agreement for the Provision of Tolled Coke dated December 22, 1992 between New Boston Coke Corporation and the Registrant (incorporated herein by reference to Exhibit 10.35 to the S-1 Registration Statement).

10.21	Electricity Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.27 to the 2000 Form 10-K).

10.22	Steam Sales Agreement between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporate herein by reference to Exhibit 10.28 to the 2000 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Ground Lease Between Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999 (incorporated herein by reference to Exhibit 10.29 to the 2000 Form 10-K).

10.24	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel Company and Ford Motor Company dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.30 to the 2000 Form 10-K).

10.25	Easement Agreement by and among Rouge Steel Company, Ford Motor Company, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.31 to the 2000 Form 10-K).

10.26	Blast Furnace Gas Purchase Agreement by and among Rouge Steel Company and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.32 to the 2000 Form 10-K).

10.27	Amended and Restated Information Systems Services Agreement between Rouge Steel Company and Perot Systems Corporation dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.28	Master Lease between Bank One, Michigan and Rouge Steel Company dated as of May 14, 1997 (incorporated herein by reference to Exhibit 10.34 to the 2000 Form 10-K).

10.29+	Separation and Mutual Release Agreement between Rouge Steel Company and Louis D. Camino dated as of May 31, 2001.

10.30**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.31**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.32	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.33	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.34	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

10.35**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.36**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.37**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

10.38**	Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to the 1999 Form 10-K).

10.39**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the 1999 Form 10-K).

10.40**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.41**	Amended and Restated Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.38 to the 1999 Form 10-K).

10.42**	Amended and Restated Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.39 to the 1999 Form 10-K).

10.43**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

+	Filed herewith.

**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2001.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2002.

ROUGE INDUSTRIES, INC.

By: /s/ Carl L. Valdiserri Name: Carl L. Valdiserri Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Carl L. Valdiserri	Chief Executive Officer and Chairman of the Board	March 20, 2002

/s/ Gary P. Latendresse	Vice Chairman, Chief Financial Officer and Director	March 20, 2002

/s/ Dominick C. Fanello	Director	March 20, 2002

/s/ John E. Lobbia	Director	March 20, 2002

/s/ Peter J. Pestillo	Director	March 20, 2002

/s/ Shamel T. Rushwin	Director	March 20, 2002

/s/ Clayton P. Shannon	Director	March 20, 2002

Exhibit Index

Exhibit Number	Description

10.29	Separation and Mutual Release Agreement between Rouge Steel Company and Louis D. Camino dated as of May 31, 2001.

21	List of Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.