Form 10-Q
period 2002-03-31
ROUGE INDUSTRIES INC
filed 2002-05-06
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
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
Yes     ✓        No

The number of shares of common stock issued and outstanding as of April 19, 2002 was 22,247,554 which includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2002

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Report of Independent Accountants	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations	6
	Consolidated Statement of Changes in Stockholders’ Equity	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20

[PRICEWATERHOUSECOOPERS LLP LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated financial information of Rouge Industries, Inc. and its subsidiaries appearing on pages 4 through 12 of this report on Form 10-Q as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001. This financial information is the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 20, 2002, which included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
April 26, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

Assets	March 31	December 31
	2002	2001

	Unaudited
Current Assets
Cash and Cash Equivalents	$4,596	$3,235
Accounts Receivable
Trade and Other (Net of Allowances of $15,142 and $13,970)	74,213	70,365
Insurance Recovery	5,979	—
Affiliates	731	1,052
Inventories	192,060	232,937
Other Current Assets	6,773	10,636

Total Current Assets	284,352	318,225

Property, Plant, and Equipment
Land	360	360
Buildings and Improvements	23,675	23,344
Machinery and Equipment	332,605	383,377
Construction in Progress	10,928	27,980

Subtotal	367,568	435,061
Less: Accumulated Depreciation	(136,723)	(197,868)

Net Property, Plant, and Equipment	230,845	237,193

Investment in Unconsolidated Subsidiaries	72,177	72,455

Deferred Charges and Other	43,234	45,434

Total Assets	$630,608	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders' Equity	March 31	December 31
	2002	2001

	Unaudited
Current Liabilities
Accounts Payable
Trade	$144,471	$146,814
Affiliates	1,763	17,112
Short-Term Debt	166,385	145,549
Accrued Vacation Pay	10,360	9,644
Taxes Other than Income	1,756	6,001
Other Accrued Liabilities	30,486	35,795

Total Current Liabilities	355,221	360,915

Pension and Other Postretirement Benefits	126,274	121,003

Other Liabilities	20,032	20,816

Commitments and Contingencies (Notes 4 and 6)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 and 15,103,839 issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of March 31, 2002 and December 31, 2001	72	72
Capital in Excess of Par Value	130,277	130,270
Retained Earnings	8,523	50,022
Accumulated Other Comprehensive Income (Loss)	(9,942)	(9,942)

Total Stockholders’ Equity	129,081	170,573

Total Liabilities and Stockholders’ Equity	$630,608	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended March 31
	2002	2001

Sales
Unaffiliated Customers	$247,752	$225,404
Affiliates	1,053	4,791

Total Sales	248,805	230,195

Costs and Expenses
Costs of Goods Sold	285,111	281,747
Depreciation and Amortization	6,638	6,541
Selling and Administrative Expenses	3,386	5,625

Total Costs and Expenses	295,135	293,913

Operating Loss	(46,330)	(63,718)
Interest Income	36	95
Interest Expense	(2,412)	(2,806)
Insurance Recovery	5,979	6,393
Other — Net	(22)	989

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(42,749)	(59,047)
Income Tax Benefit	—	—

Loss Before Equity in Unconsolidated Subsidiaries	(42,749)	(59,047)
Equity in Unconsolidated Subsidiaries	1,250	(709)

Net Loss	$(41,499)	$(59,756)

Per Share Amounts
Net Loss — Basic and Diluted	$(1.87)	$(2.69)

Cash Dividends Declared	$—	$0.02

Weighted Average Shares Outstanding	22,246,928	22,235,800

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

For the Quarter Ended
March 31, 2002

Common Stock
Beginning and Ending Balance	$223

Capital in Excess of Par Value
Beginning Balance	130,270
Common Stock Issued for ODEP	7

Ending Balance	130,277

Retained Earnings
Beginning Balance	50,022
Net Loss and Comprehensive Income (Loss)	(41,499)
Cash Dividends Declared	—

Ending Balance	8,523

Accumulated Other Comprehensive Income (Loss)
Beginning and Ending Balance	(9,942)

Total Stockholders’ Equity	$129,081

Comprehensive Income (Loss)
Net and Comprehensive Loss	$(41,499)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Quarter Ended
	March 31
	2002	2001

Cash Flows From Operating Activities
Net Loss	$(41,499)	$(59,756)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities
Depreciation and Amortization	6,638	6,541
Amortization of Capitalized Debt Costs	—	30
Equity in Unconsolidated Subsidiaries	(1,250)	709
Environmental Remediation Recovery	—	(7,391)
Common Stock Issued for Benefit Plans	7	12
Changes in Assets and Liabilities
Accounts Receivable	(9,506)	(4,703)
Inventories	40,244	61,918
Prepaid Expenses	6,182	2,597
Accounts Payable and Accrued Liabilities	(20,628)	(25,351)
Deferred Insurance Recovery	—	(1,776)
Other — Net	70	76

Net Cash Used for Operating Activities	(19,742)	(27,094)

Cash Flows from Investing Activities
Capital Expenditures	(895)	(6,620)
Investment in Unconsolidated Subsidiaries	(283)	(106)
Distributions from Unconsolidated Subsidiaries	1,445	70
Changes in Restricted Cash	—	163

Net Cash Provided by (Used for) Investing Activities	267	(6,493)

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	35,000	—
Drawdowns on Revolving Line	270,756	250,207
Principal Payments on Revolving Line	(284,920)	(213,897)
Cash Dividend Payments	—	(445)

Net Cash (Used for) Provided by Financing Activities	20,836	35,865

Net Increase in Cash and Cash Equivalents	1,361	2,278
Cash and Cash Equivalents — Beginning of Period	3,235	2,733

Cash and Cash Equivalents — End of Period	$4,596	$5,011

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim period. Such adjustments include normal recurring adjustments as well as the additional adjustments discussed in Note 4. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2002.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and should be read together with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

NOTE 2 — LIQUIDITY MATTERS

Although the situation in 2002 has been improving, the Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on steel prices caused by high levels of imports and softening demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant caused significant operating losses and considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”) has further strained liquidity. The Company responded to the situation by refinancing its long-term debt early in 2001 and procuring a subordinated credit facility late in 2001. Additionally, the Company is in the process of securing an additional $15 million of liquidity. During the three months ended March 31, 2002, the Company’s borrowings increased from $145,549,000 to $166,385,000.

The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, proceeds from the Double Eagle insurance claim, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

The Company has undertaken an aggressive operating cost reduction program and reduced capital expenditures in order to help conserve cash. In addition, the Company is presently making plans to apply for a loan under the federal government’s Emergency Steel Loan Guarantee Act. This loan has significant contingencies and conditions that the Company may or may not be able to overcome to facilitate such borrowings. If Rouge Steel succeeds in obtaining such a loan, the Company expects to embark on a restructuring effort designed to substantially lower its operating costs and strengthen its long-term viability. This restructuring effort could result in asset impairment and other charges and the acceleration of employee benefit and other costs.

NOTE 2 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	March 31	December 31
	2002	2001

	Unaudited
Production
Raw Materials	$24,186	$58,631
Semifinished and Finished Steel Products	166,507	175,552

Total Production at FIFO	190,693	234,183
LIFO Reserve	(11,665)	(14,292)

Total Production at LIFO	179,028	219,891
Nonproduction and Sundry	13,032	13,046

Total Inventories	$192,060	$232,937

NOTE 3 — DEBT

Rouge Steel has a $200,000,000 revolving loan commitment under a credit agreement (the “Credit Agreement”) which expires on March 13, 2004. There is one financial covenant in the Credit Agreement, a minimum net worth requirement, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. There is a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $136,587,000, of which the Company could borrow up to $110,387,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $91,385,000 as of March 31, 2002. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the Credit Agreement during the prior quarter.

The Company also has a $75,000,000 credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on December 31, 2002 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. The Company had borrowings outstanding under the Ford Facility of $75,000,000 as of March 31, 2002.

NOTE 4 — DOUBLE EAGLE INSURANCE CLAIM

On December 15, 2001, a major fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture, halted production. The Company and its joint venture partner, United States Steel Corporation, are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire - Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Proceeds from claims relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

Pursuant to the accounting methodology described above, during the first quarter of 2002, the Company recorded recoverable insurance proceeds with respect to the Double Eagle fire of $5,979,000. At March 31, 2002, the Company has a receivable with respect to the Double Eagle fire of $5,979,000, which is net of a deductible of $7,500,000 and allowances of $500,000.

NOTE 5 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 2002 and 2001. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2011.

	For the Quarter Ended		For the Quarter Ended
	March 31, 2002		March 31, 2001

	(Unaudited)		(Unaudited)
		Range of		Range of
		Exercise		Exercise
	Securities	Prices	Securities	Prices

Dilutive Securities	13,751	$0.77	—
Anti-dilutive Securities	1,191,840	$1.35 - $28.88	501,825	$4.69 - $28.88

NOTE 6 — COMMITMENTS AND CONTINGENCIES

On April 2, 2002, New Boston Coke Corporation (“New Boston”), which provided approximately 34% of the Company’s coke through a tolling arrangement, closed its facilities. The Company expected to have an unconditional purchase obligation of $14,600,000 with New Boston in 2002, which represents expected tolling charges. Rouge Steel no longer has any obligation with respect to New Boston. The Company has procured an alternate source of coke.

Other than the matters discussed above and in Note 4, there have been no significant changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three – Month Periods Ended March 31, 2001 and 2000

     Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) increased 8.1% in the first quarter of 2002 to $248.8 million from $230.2 million in the first quarter of 2001, an increase of $18.6 million. The increase in total sales resulted from higher steel product shipments partially offset by lower selling prices. Shipments increased 14.8% in the first quarter of 2002 to 667,000 tons from 581,000 tons in the first quarter of 2001, an increase of 86,000 tons. The increase in steel product shipments was due to improved demand for steel since the first quarter of 2001. During the first quarter of 2001, demand for steel products was so weak that the Company idled its smaller blast furnace for 60 days to balance production with the lower shipments. The improvement in demand is the result of a reduction in domestic steelmaking capacity last year. Additionally, in the first quarter of 2002, the steel product selling prices were lower than in the first quarter of 2001. The average realized selling price of the Company’s steel products was 6.1% lower in the first quarter of 2002 at $373 per ton compared to $396 per ton in the first quarter of 2001, a decrease of $23 per ton. The decrease in average realized selling prices is the result of low priced steel imports, which caused domestic producers to lower their prices to compete for orders, and weak demand for the Company’s steel products throughout 2001.

     Costs and Expenses. Total costs and expenses increased 0.4% in the first quarter of 2002 to $295.1 million from $293.9 million in the first quarter of 2001, an increase of $1.2 million. Costs of goods sold increased 1.2% in the first quarter of 2002 to $285.1 million from $281.7 million in the first quarter of 2001, an increase of $3.4 million. The increase in costs of goods sold in the first quarter of 2002 can be attributed to the 86,000 ton improvement in sales volume, costs related to the December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned joint venture, and the absence of the net benefit in the first quarter of 2001 for indemnification by the Company’s former parent of previously accrued environmental liabilities related to the cleanup of the Rouge Complex. These cost increases were partially offset by lower costs related to the Powerhouse explosion, lower natural gas prices, and the absence of the 60-day shutdown of “B” blast furnace. Costs of goods sold in the first quarter of 2002 were 114.6% of total sales, down from 122.4% of total sales in the first quarter of 2001. Selling and administrative expenses decreased 39.8% in the first quarter of 2002 to $3.4 million from $5.6 million in the first quarter of 2001, a decrease of $2.2 million. The principal reasons for the lower selling and administrative expenses are lower professional services fees from outside consultants engaged to assist with the Powerhouse explosion insurance claim and lower Michigan single business tax expense.

     Operating Loss. The operating loss decreased 27.3% in the first quarter of 2002 to $46.3 million from $63.7 million in the first quarter of 2001, a decrease of $17.4 million. The improvement was primarily attributable to increased volume, the absence of the 60-day shutdown of “B” blast furnace, lower natural gas prices and lower Michigan single business tax expense.

     Insurance Recovery. The Company recognized $6.0 million of insurance recoveries in the first quarter of 2002 compared to $6.4 million in the first quarter of 2001, a decrease of $400,000. The recovery amount in 2002 reflects anticipated proceeds from the insurance claim for the December 15, 2001 fire at Double Eagle. The recovery amount in 2001 related to anticipated proceeds from the February 1, 1999 Rouge Complex Powerhouse explosion insurance claim, which was settled during 2001.

Liquidity and Capital Resources

     The Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on prices caused by high levels of imports and softening demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant caused significant operating losses and considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle has further strained liquidity. The Company responded to the situation by refinancing its long-term debt early in 2001 and procuring a $75 million subordinated credit facility late in 2001. Additionally, the Company is in the process of securing an additional $15 million of liquidity.

     The Company’s liquidity is dependent on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     The Company has undertaken an aggressive operating cost reduction program and reduced capital expenditures in order to help conserve cash. In addition, the Company is presently making plans to apply for a loan under the federal government’s Emergency Steel Loan Guarantee Act. This loan has significant contingencies and conditions that the Company may or may not be able to overcome to facilitate such borrowings. If Rouge Steel succeeds in obtaining such a loan, the Company expects to embark on a restructuring effort designed to substantially lower its operating costs and strengthen its long-term viability. This restructuring effort could result in asset impairment and other charges and the acceleration of employee benefit and other costs.

     Cash and cash equivalents on March 31, 2002 totaled $4.6 million compared to $3.2 million on December 31, 2001, an increase of $1.4 million.

     Cash Flows from Operating Activities. Net cash used for operating activities was $19.7 million in the first quarter of 2002 compared to net cash used for operating activities of $27.1 million in the first quarter of 2001. The decrease in cash used for operating activities in the first quarter of 2002 was primarily attributable to a lower net loss.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 82.5% in the first quarter of 2002 to $1.2 million from $6.7 million in the first quarter of 2001, a decrease of $5.5 million. The decrease is the result of an effort to reduce capital spending in order to conserve cash. During the rest of 2002, it is anticipated that an additional $40 million will be paid or accrued for capital projects or investment in unconsolidated subsidiaries, primarily the rebuild of Double Eagle. The additional capital expenditures are non-discretionary and will be generally directed at maintaining plant efficiency and product quality.

     Credit Facilities. The Company has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $136.6 million, of which the Company could borrow up to $110.4 million without a covenant default. The Company had borrowings of $91.4 million under the Credit Agreement on March 31, 2002.

     The Company also has a $75 million credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on December 31, 2002. The Company had borrowings outstanding under the Ford Facility of $75.0 million as of March 31, 2002.

Contractual Obligations and Other Commercial Commitments

     On April 2, 2002, New Boston Coke Corporation (“New Boston”), which provided approximately 34% of the Company’s coke through a tolling arrangement, closed its facilities. The Company expected to have an unconditional purchase obligation of $14.6 million with New Boston in 2002, which represents expected tolling charges. Rouge Steel no longer has any obligation with respect to New Boston. The Company has procured an alternate source of coke. Other than the New Boston situation, there have been no material changes to the contractual obligations and other commercial commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Double Eagle and Insurance Claim

     On December 15, 2001, a major fire at Double Eagle, halted production. The Company and its joint venture partner, United States Steel Corporation, are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002.

     The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire - Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Proceeds from claims relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

     Pursuant to the accounting methodology described above, during the first quarter of 2002, the Company recorded recoverable insurance proceeds with respect to the Double Eagle fire of $6.0 million. At March 31, 2002, the Company has a receivable with respect to the Double Eagle fire of $6.0 million, which is net of a deductible of $7.5 million and allowances of $500,000.

Environmental Matter

     In 2000, the United States Environmental Protection Agency (the “EPA”) filed a complaint against the Company (the “Multimedia Complaint”) which arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal. During April 2002, the Company and the EPA executed a consent order (the “Consent Order”) with respect to the Multimedia Complaint. The public has until May 18, 2002 to comment on the Consent Order. The Company expects that penalties of $458,000 will be incurred, which were accrued in prior periods.

New Accounting Pronouncement

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement had no impact on the Company’s results of operations or financial position.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) potential environmental liabilities, (v) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (vi) the availability of sufficient cash to support the Company’s operations, (vii) uncertainty regarding the Double Eagle fire and the Company’s ability to resolve the insurance claim and (viii) higher than expected operating costs.

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

Date: May 6, 2002	ROUGE INDUSTRIES, INC.

	By:	/s/ Carl L. Valdiserri
	Name: Title:	Carl L. Valdiserri Chairman of the Board and Chief Executive Officer

Date: May 6, 2002	By:	/s/ Gary P. Latendresse
	Name: Title:	Gary P. Latendresse Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter