Form 10-Q
period 2002-06-30
ROUGE INDUSTRIES INC
filed 2002-07-25
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
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

The number of shares of common stock issued and outstanding as of July 19, 2002 was 22,247,554. This amount includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

[PricewaterhouseCoopers LLP Letterhead]

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Rouge Industries, Inc. and its subsidiaries as of June 30, 2002, and the related consolidated statements of operations and of changes in stockholders’ equity for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 20, 2002, which included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Detroit, Michigan
July 22, 2002

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30	December 31
Assets	2002	2001

	Unaudited
Current Assets
Cash and Cash Equivalents	$3,235	$3,235
Accounts Receivable
Trade and Other (Net of Allowances of $15,269 and $13,970)	81,854	70,365
Insurance Recovery	2,062	—
Affiliates	268	1,052
Inventories	196,723	232,937
Other Current Assets	4,151	10,636

Total Current Assets	288,293	318,225

Property, Plant, and Equipment
Land	—	360
Buildings and Improvements	21,940	23,344
Machinery and Equipment	335,835	383,377
Construction in Progress	6,879	27,980

Subtotal	364,654	435,061
Less: Accumulated Depreciation	(142,480)	(197,868)

Net Property, Plant, and Equipment	222,174	237,193

Investment in Unconsolidated Subsidiaries	75,778	72,455

Deferred Charges and Other	41,165	45,434

Total Assets	$627,410	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity
	June 30	December 31
	2002	2001

	Unaudited
Current Liabilities
Accounts Payable
Trade	$144,024	$146,814
Affiliates	7,829	17,112
Short-Term Debt	155,907	145,549
Accrued Vacation Pay	10,165	9,644
Deferred Insurance Recovery	8,352	—
Taxes Other than Income	1,704	6,001
Other Accrued Liabilities	29,363	35,795

Total Current Liabilities	357,344	360,915

Pensions and Other Postretirement Benefits	131,532	121,003

Other Liabilities	18,192	20,816

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 and 15,103,839 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	151	151
Class B, 8,690,400 shares authorized with 7,140,400 shares issued and outstanding as of June 30, 2002 and December 31, 2001	72	72
Capital in Excess of Par Value	130,278	130,270
Retained Earnings	(217)	50,022
Accumulated Other Comprehensive Loss	(9,942)	(9,942)

Total Stockholders’ Equity	120,342	170,573

Total Liabilities and Stockholders’ Equity	$627,410	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Sales
Unaffiliated Customers	$288,531	$248,419	$536,283	$473,824
Affiliates	826	3,887	1,880	8,677

Total Sales	289,357	252,306	538,163	482,501

Costs and Expenses
Costs of Goods Sold	298,810	304,664	583,922	586,410
Depreciation and Amortization	6,047	6,492	12,685	13,033
Selling and Administrative Expenses	4,825	5,598	8,211	11,222

Total Costs and Expenses	309,682	316,754	604,818	610,665

Operating Loss	(20,325)	(64,448)	(66,655)	(128,164)

Interest Income	—	151	36	245
Interest Expense	(2,440)	(1,980)	(4,852)	(4,786)
Insurance Recovery	12,130	75,140	18,110	81,533
Other — Net	(616)	(2,236)	(638)	(1,247)

Income (Loss) Before Income Taxes and Equity In Unconsolidated Subsidiaries	(11,251)	6,627	(53,999)	(52,419)
Income Tax Benefit	—	—	—	—

Income (Loss) Before Equity in Unconsolidated Subsidiaries	(11,251)	6,627	(53,999)	(52,419)
Equity in Unconsolidated Subsidiaries	2,511	2,041	3,760	1,331

Net Income (Loss)	$(8,740)	$8,668	$(50,239)	$(51,088)

Per Share Amounts

Net Income (Loss) — Basic and Diluted	$(0.39)	$0.39	$(2.26)	$(2.30)

Cash Dividends Declared	$—	$0.02	$—	$0.04

Weighted Average Shares Outstanding	22,247,554	22,242,206	22,247,243	22,239,021

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Six Months Ended
	June 30, 2002	June 30, 2002

Common Stock
Beginning and Ending Balance	$223	$223

Capital in Excess of Par Value
Beginning Balance	130,277	130,270
Common Stock Issued for Benefit Plans	1	8

Ending Balance	130,278	130,278

Retained Earnings
Beginning Balance	8,523	50,022
Net Loss and Comprehensive Loss	(8,740)	(50,239)

Ending Balance	(217)	(217)

Accumulated Other Comprehensive Loss
Beginning and Ending Balance	(9,942)	(9,942)

Total Stockholders’ Equity	$120,342	$120,342

Comprehensive Loss
Net Loss and Comprehensive Loss	$(8,740)	$(50,239)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Six Months Ended
	June 30

	2002	2001

Cash Flows From Operating Activities
Net Loss	$(50,239)	$(51,088)
Adjustments to Reconcile Net Loss to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	12,685	13,033
Net gain on Asset Sales	(356)	—
Amortization of Capitalized Debt Costs	—	30
Equity in Unconsolidated Subsidiaries	(3,760)	(1,331)
Environmental Remediation Recovery	—	(7,391)
Common Stock Issued for Benefit Plans	8	12
Changes in Assets and Liabilities:
Accounts Receivable	(12,768)	4,528
Inventories	36,214	99,097
Prepaid Expenses	8,073	5,202
Accounts Payable and Accrued Liabilities	(11,275)	(13,721)
Deferred Insurance Recovery	8,352	(44,000)
Other — Net	70	14

Net Cash Provided by (Used for) Operating Activities	(12,996)	4,385

Cash Flows From Investing Activities
Capital Expenditures	(1,187)	(14,233)
Proceeds from Disposal of Assets	1,946	—
Investment in Unconsolidated Subsidiaries	(2,700)	(334)
Distributions from Unconsolidated Subsidiaries	4,579	221
Changes in Restricted Cash	—	372
Other — Net	—	—

Net Cash Provided by (Used for) Investing Activities	2,638	(13,974)

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	35,000	—
Drawdowns on Revolving Line	577,197	499,125
Principal Payments on Revolving Line	(601,839)	(489,654)
Cash Dividend Payments	—	(890)

Net Cash Provided by Financing Activities	10,358	8,581

Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,008)

Cash and Cash Equivalents — Beginning of Period	3,235	2,733

Cash and Cash Equivalents — End of Period	$3,235	$1,725

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note 5. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2002.

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 — LIQUIDITY MATTERS

Although the situation in 2002 has been improving, the Company continues to face difficult market conditions. During 2000 and 2001, there was intense downward pressure on steel prices caused by high levels of imports and softening demand for steel by the Company’s customers. The lower prices and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant caused significant operating losses and considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”) has further strained liquidity. The Company responded to its liquidity situation by refinancing its long-term debt early in 2001 and procuring a subordinated credit facility late in 2001. On July 12, 2002, the Company secured an additional $10 million loan. This new loan is tied to a long-term supply contract with a raw material supplier. During the six months ended June 30, 2002, the Company’s borrowings increased from $145,549,000 to $155,907,000.

The Company’s liquidity is dependant on operating performance, which is closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, proceeds from the Double Eagle insurance claim, the impact of the government’s response to the Section 201 filings, and sources of financing. Rouge Industries has undertaken an aggressive operating cost reduction program and reduced capital expenditures in order to help conserve cash. The Company depends on borrowings to fund operations. In the event that market conditions fail to improve adequately, operating losses continue and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	June 30	December 31
	2002	2001
	Unaudited

Production
Raw Materials	$31,206	$58,631
Semifinished and Finished Steel Products	161,303	175,552

Total Production at FIFO	192,509	234,183
LIFO Reserve	(8,879)	(14,292)

Total Production at LIFO	183,630	219,891
Nonproduction and Sundry	13,093	13,046

Total Inventories	$196,723	$232,937

NOTE 4 — DEBT

Rouge Steel has a $200,000,000 revolving loan commitment under a credit agreement (the “Credit Agreement”) which expires on March 13, 2004. There is one financial covenant in the Credit Agreement, a minimum net worth requirement, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. There is a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $145,724,000, of which the Company could borrow up to $119,424,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $80,907,000 as of June 30, 2002. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the Credit Agreement during the prior quarter.

The Company also has a $75,000,000 credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on December 31, 2002 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement and the Cleveland-Cliffs Facility (as defined below), has a third security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. The Company had borrowings outstanding under the Ford Facility of $75,000,000 as of June 30, 2002.

On July 12, 2002, the Company secured a new $10,000,000 loan from Cleveland-Cliffs Inc (“Cleveland-Cliffs Facility”). The Cleveland-Cliffs Facility was negotiated in connection with a long-term iron ore pellet supply agreement. The Cleveland-Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. The Cleveland-Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the

Company and contains cross default provisions with the Credit Agreement. The Company had no borrowings outstanding under the Cleveland-Cliffs Facility as of June 30, 2002.

NOTE 5 — DOUBLE EAGLE INSURANCE CLAIM

On December 15, 2001, a major fire at the Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture, halted production. The Company and its joint venture partner, United States Steel Corporation, are rebuilding Double Eagle and plan to return the facility to full production by the fourth quarter of 2002.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire — Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Proceeds from claims relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

Pursuant to the accounting methodology described above, during the second quarter of 2002, the Company recorded insurance proceeds with respect to the Double Eagle fire of $12,130,000. At June 30, 2002, the Company has a deferred insurance recovery liability with respect to the Double Eagle fire of $8,352,000, which represents advances from insurers in excess of recoverable costs recorded. Recoverable costs are net of a deductible of $7,500,000 and reserves of $2,200,000. Advances from the insurance carriers, total $24,400,000 through June 30, 2002.

NOTE 6 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and six-month periods ended June 30, 2002 and 2001. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2012.

	For the Quarter Ended June 30

	2002		2001

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	45,348	$0.77 - $1.40	—
Anti-dilutive Securities	859,020	$2.05 - $28.88	897,975	$2.05 - $28.88

	For the Six Months Ended June 30

	2002		2001

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	16,235	$0.77 - $1.30	—
Anti-dilutive Securities	1,207,268	$1.35 - $28.88	897,975	$2.05 - $28.88

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

On July 12, 2002, Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, and Cleveland-Cliffs Inc (“Cleveland-Cliffs”) amended their Pellet Sales and Purchase and Trade Agreement (the “Pellet Agreement Amendment”). The Pellet Agreement Amendment provides, among other things, that beginning in 2003, Rouge Steel will purchase from Cleveland-Cliffs all of the iron ore pellets that it requires. Presently, the Company has a pellet purchase contract with Eveleth Mines LLC (“EVTAC”), the Company’s 45% owned pellet producing joint venture, which expires on December 31, 2002. The Company believes that naming Cleveland-Cliffs the sole supplier of its iron ore pellets in 2003 will not affect the viability of EVTAC. However, it is possible that subsequent actions by the other owners of EVTAC may affect the recognition of certain obligations and funding requirements relating to the mining operations. Should such recognition occur, the Company does not believe it will have any responsibility for such obligations.

Other than the matters discussed above and in Note 5, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended June 30, 2002 and 2001

     Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”) increased 14.7% in the second quarter of 2002 to $289.4 million from $252.3 million in the second quarter of 2001, an increase of $37.1 million. The increase in total sales was caused principally by price increases, favorable sales mix and an increase in steel product shipments. Average realized revenue per ton increased in the second quarter of 2002 to $413 per ton from $379 per ton in the second quarter of 2001, an increase of $34 per ton. The increase in average realized revenue per ton was the result of improved spot market steel selling prices combined with a favorable sales mix in the second quarter of 2002. Additionally, shipments increased 5.4% in the second quarter of 2002 to 701,000 net tons from 665,000 net tons in the second quarter of 2001, an increase of 36,000 net tons.

     Costs and Expenses. Total costs and expenses decreased 2.2% in the second quarter of 2002 to $309.7 million from $316.8 million in the second quarter of 2001, a decrease of $7.1 million. Costs of goods sold decreased 1.9% in the second quarter of 2002 to $298.8 million from $304.7 million in the second quarter of 2001, a decrease of $5.9 million. The lower costs of goods sold was due to lower costs related to the Powerhouse explosion and lower natural gas costs, partially offset by the higher shipments discussed above. Costs of goods sold in the second quarter of 2002 was 103.3% of total sales, down from 120.8% of total sales in the second quarter of 2001.

     Operating Loss. The operating loss in the second quarter of 2002 was $20.3 million compared to an operating loss of $64.4 million in the second quarter of 2001, a decrease of $44.1 million. The decrease in the operating loss was primarily due to the higher shipments and prices and lower natural gas costs and costs related to the Powerhouse explosion.

     Insurance Recovery. During the second quarter of 2002, the Company recognized $12.1 million of anticipated proceeds from the insurance claim for the December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture. During the second quarter of 2001, the Company reached a final settlement with its insurers regarding Rouge Steel’s insurable property damage and business interruption costs related to the explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”). As a result of the settlement, the Company recorded $75.1 million as second quarter 2001 insurance recoveries.

     Net Income/(Loss). The Company recorded a net loss of $8.7 million in the second quarter of 2002 compared to net income of $8.7 million in the second quarter of 2001, a deterioration of $17.4 million. The decrease was primarily due to the Powerhouse explosion insurance claim settlement during 2001, partially offset by higher steel prices and other factors discussed above.

Comparison of the Six — Month Periods Ended June 30, 2002 and 2001

     Total Sales. Total sales increased 11.5% in the first half of 2002 to $538.2 million from $482.5 million in the first half of 2001, an increase of $55.7 million. The increase in total sales was caused by higher steel product shipments and pricing. Steel product shipments increased 9.6% in the first half of 2002 to 1,366,000 net tons from 1,246,000 net tons in the first half of 2001, an increase of 120,000 net tons. Rouge Steel’s shipments were higher in the first half of 2002 primarily because of weak demand for steel in the Company’s major markets last year. The Company idled its smaller blast furnace for 60 days in the first quarter of 2001 to balance production with lower shipments. Additionally, the steel product selling prices were higher in the first half of 2002. The average realized selling price of the Company’s steel products increased 1.8% in the first half of 2002 to $394 per ton from $387 per ton in the first half of 2001, an increase of $7 per ton. The increase in average realized selling prices is the result of several factors: (i) low priced steel imports, which caused domestic producers to lower their prices to compete for orders, have abated in 2002 as a result of the Section 201 rulings; (ii) the temporary reduction of capacity caused by the liquidation of bankrupt steel companies has resulted in a tighter supply of steel and (iii) a favorable sales mix.

     Costs and Expenses. Total costs and expenses decreased 1.0% in the first half of 2002 to $604.8 million from $610.7 million in the first half of 2001, a decrease of $5.9 million. Costs of goods sold decreased 0.4% in the first half of 2002 to $583.9 million from $586.4 million in the first half of 2001, a decrease of $2.5 million. The lower costs of goods sold in 2002 was primarily due to lower costs related to the Powerhouse explosion, lower natural gas prices and lower costs related to the temporary shutdown of a blast furnace, offset by higher sales volume, costs related to the Double Eagle fire and the absence of the net benefit in the first half of 2001 for indemnification by the Company’s former parent of previously accrued environmental liabilities related to the cleanup of the Rouge Complex. Costs of goods sold in the first half of 2002 was 108.5% of total sales, compared to 121.5% of total sales in the first half of 2001. Selling and administrative expense decreased 26.8% in the first half of 2002 to $8.2 million from $11.2 million in the first half of 2001, a decrease of $3.0 million. The decrease in selling and administrative expense was due to lower professional service fees from outside consultants engaged to assist with the Powerhouse explosion insurance claim and lower Michigan single business tax expense.

     Operating Loss. The operating loss decreased 48.0% in the first half of 2002 to $66.7 million from $128.2 million in the first half of 2001, a decrease of $61.5 million. The decrease in operating loss was primarily due to higher steel product prices, lower natural gas prices, lower costs related to the Powerhouse explosion and lower costs associated with the temporary shutdown of a blast furnace, partially offset by costs related to the Double Eagle fire and the absence of the net benefit in the first half of 2001 for indemnification by the Company’s former parent of previously accrued environmental liabilities related to the cleanup of the Rouge Complex.

     Insurance Recovery. The Company recognized $18.1 million of income in the first half of 2002 for anticipated insurance recoveries related to the Double Eagle fire. The Company reached a final settlement of the Powerhouse explosion insurance claim in the first half of 2001 and recognized $81.5 million of income for insurance recoveries.

     Net Loss. The net loss decreased 1.7% in the first half of 2002 to $50.2 million from $51.1 million in the first half of 2001, a decrease of $900,000. The decreased net loss is due to the items discussed in Operating Loss offset by lower insurance recovery in the first half of 2002.

Liquidity and Capital Resources

     The Company continues to face difficult market conditions although steel product prices in the spot market and demand for the Company’s products have improved during 2002. The low prices during the past three years and the cash strain caused by the Powerhouse explosion and the delay in the startup of the new power plant caused significant operating losses and considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle further strained liquidity until the Company began to receive advances from its insurance carriers during the second quarter of 2002. The Company responded to the liquidity deterioration in 2001 by refinancing its long-term debt early in the year and procuring a $75 million subordinated credit facility late in 2001. Additionally, the Company has secured a new $10 million loan from Cleveland-Cliffs Inc.

     The Company’s liquidity is dependent on operating performance, which closely related to business conditions in the domestic steel industry, the implementation of operating and capital cost reduction programs, the impact of the government’s response to the Section 201 filings, and sources of financing. Rouge Industries has undertaken an aggressive operating cost reduction program and reduced capital expenditures in order to help conserve cash. The Company depends on borrowings to fund operations. In the event that market conditions fail to continue to improve adequately, operating losses continue and the Company is unable to secure financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     Cash and cash equivalents on June 30, 2002 totaled $3.2 million unchanged from $3.2 million on December 31, 2001.

     Cash Flows from Operating Activities. Net cash used for operating activities in the first half of 2002 was $13.0 million compared to net cash provided by operating activities of $4.4 million in the first half of 2001. The increase in cash used for operating activities in the first half of 2002 was attributable to a smaller inventory reduction than last year partially offset by a lower net loss in 2002 after adjusting the 2001 net loss for the non-cash income recorded in connection with the settlement of the Powerhouse explosion insurance claim.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 73.3% in the first half of 2002 to $3.9 million from $14.6 million in the first half of 2001, a decrease of $10.7 million. The decrease is the result of an effort to reduce capital spending in order to conserve cash. During the remainder of 2002, it is anticipated that an additional $25 million will be paid or accrued for capital projects or investment in unconsolidated subsidiaries, primarily due to the rebuild of Double Eagle. The additional capital expenditures will be generally directed at improving plant efficiency and product quality.

     Credit Facility. The Company has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $145.7 million, of which the Company could borrow up to $119.4 million without a covenant default. The Company had borrowings of $80.9 million under the Credit Agreement on June 30, 2002.

     The Company also has a $75 million credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on December 31, 2002. The Company had borrowings outstanding under the Ford Facility of $75.0 million as of June 30, 2002.

     On July 12, 2002, the Company secured a new $10 million loan from Cleveland-Cliffs Inc (the “Cleveland-Cliffs Facility”). The Cleveland-Cliffs Facility was negotiated in connection with a long-term pellet supply agreement. The Cleveland-Cliffs Facility expires on June 30, 2007. The Company had no borrowings outstanding under the Cleveland-Cliffs Facility as of June 30, 2002.

Contractual Obligations and Other Commercial Commitments

     On April 2, 2002, New Boston Coke Corporation (“New Boston”), which provided approximately 34% of the Company’s coke requirements through a tolling arrangement, closed its facilities. The Company expected to have an unconditional purchase obligation of $14.6 million with New Boston in 2002, which represents tolling charges. Rouge Steel no longer has any obligation with respect to New Boston. The Company has procured an alternate source of coke. Other than the New Boston situation, there have been no material changes to the contractual obligations and other commercial commitments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Pursuant to the accounting methodology described above, during the second quarter of 2002, the Company recorded insurance proceeds with respect to the Double Eagle fire of $12.1 million. At June 30, 2002, the Company has a deferred insurance recovery liability with respect to the Double Eagle fire of $8.4 million, which represents advances from insurers in excess of recoverable costs recorded. Recoverable costs are net of a deductible of $7.5 million and reserves of $2.2 million. Advances from the insurance carriers total $24.4 million through June 30, 2002.

Environmental Matter

     In 2000, the United States Environmental Protection Agency (the “EPA”) filed a complaint against the Company (the “Multimedia Complaint”) which arose out of a 1998 investigation of Rouge Steel’s air, water and solid waste storage and disposal. During June 2002, the Company, Wayne County, the Michigan Department of Environmental Quality and the EPA executed a consent order with respect to the Multimedia Complaint. Penalties of $458,000 were imposed with respect to the Consent Order, which were accrued in prior periods. The Company has negotiated a payment schedule which allows the penalty to be paid over a one-year period.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to its business. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

     Rouge Industries’ Annual Meeting of Stockholders was held on May 15, 2002. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

1)	All three nominees for Class II Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Withheld

Gary P. Latendresse	31,697,672	498,662
Dominick C. Fanello	31,638,731	557,603
John E. Lobbia	31,684,857	511,477

2)	The Outside Director Equity Plan and the 2002 Stock Incentive Plan were amended by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Amendment of the Outside Director Equity Plan and the 2002 Stock Incentive Plan	31,085,119	1,029,719	81,496

3)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Ratification of the appointment of PricewaterhouseCoopers LLP as Rouge Industries’ independent public accountants for the fiscal year ending December 31, 2002	32,040,403	115,883	40,048

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2002	ROUGE INDUSTRIES, INC.

	By: Name: Title:	/s/ Carl L. Valdiserri Carl L. Valdiserri Chairman of the Board and Chief Executive Officer

Date: July 25, 2002	By: Name: Title:	/s/ Gary P. Latendresse Gary P. Latendresse Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter