Form 10-Q
period 2002-09-30
ROUGE INDUSTRIES INC
filed 2002-10-30
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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
Yes ☒ No ☐

The number of shares of common stock issued and outstanding as of October 28, 2002 was 22,247,554 which includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Officer Certifications
Subordinated Loan & Security Agreement
Amendment No.2 to Loan & Security Agreement
Amendment No.2 to Loan & Security Agreement
Letter Agreement dated July 12, 2002
Amended & Restated Intercreditor & Subor Agreement
Letter Agreement dated May 16, 2002
Consent Decree dated as of June 11, 2002
PricewaterhouseCoopers LLP
CEO Certification
CFO Certification

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Rouge Industries, Inc. and its subsidiaries as of September 30, 2002, and the related consolidated statements of operations and of changes in stockholders equity for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 22, 2002

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30	December 31
	2002	2001

	Unaudited
Assets
Current Assets
Cash and Cash Equivalents	$8,476	$3,235
Accounts Receivable
Trade and Other (Net of Allowances of $17,566 and $13,970)	99,279	70,365
Insurance Recovery	14,473	—
Affiliates	886	1,052
Inventories	208,789	232,937
Other Current Assets	20,993	10,636

Total Current Assets	352,896	318,225

Property, Plant, and Equipment
Land	—	360
Buildings and Improvements	22,158	23,344
Machinery and Equipment	337,041	383,377
Construction in Progress	7,532	27,980

Subtotal	366,731	435,061
Less: Accumulated Depreciation	(148,467)	(197,868)

Net Property, Plant, and Equipment	218,264	237,193

Investment in Unconsolidated Subsidiaries	87,189	72,455

Deferred Charges and Other	37,895	45,434

Total Assets	$696,244	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity	September 30	December 31
	2002	2001

	Unaudited
Current Liabilities
Accounts Payable
Trade	$151,815	$146,814
Affiliates	10,242	17,112
Deferred Insurance Recovery	12,229	—
Short-Term Debt	106,270	145,549
Accrued Vacation Pay	10,193	9,644
Taxes Other than Income	6,219	6,001
Other Accrued Liabilities	36,847	35,795

Total Current Liabilities	333,815	360,915

Long-Term Debt	85,000	—

Pensions and Other Postretirement Benefits	136,516	121,003

Other Liabilities	15,293	20,816

Commitments and Contingencies (Notes 5 and 7)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 and 15,103,839 issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of September 30, 2002 and December 31, 2001	72	72
Capital in Excess of Par Value	130,278	130,270
Retained Earnings	5,061	50,022
Accumulated Other Comprehensive Income (Loss)	(9,942)	(9,942)

Total Stockholders’ Equity	125,620	170,573

Total Liabilities and Stockholders’ Equity	$696,244	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Sales
Unaffiliated Customers	$301,902	$215,342	$838,185	$689,165
Affiliates	1,638	2,166	3,518	10,844

Total Sales	303,540	217,508	841,703	700,009

Costs and Expenses
Costs of Goods Sold	299,730	255,974	883,652	842,384
Depreciation and Amortization	6,064	6,475	18,749	19,508
Selling and Administrative Expenses	4,086	5,164	12,297	16,386

Total Costs and Expenses	309,880	267,613	914,698	878,278

Operating Loss	(6,340)	(50,105)	(72,995)	(178,269)
Interest Income	—	85	36	330
Interest Expense	(2,778)	(2,120)	(7,630)	(6,906)
Insurance Recovery	10,134	—	28,244	81,533
Other — Net	(1,171)	259	(1,809)	(988)

Income (Loss) Before Income Taxes and Equity in Unconsolidated Subsidiaries	(155)	(51,881)	(54,154)	(104,300)
Income Tax Benefit	2,456	—	2,456	—

Income (Loss) Before Equity in Unconsolidated Subsidiaries	2,301	(51,881)	(51,698)	(104,300)
Equity in Unconsolidated Subsidiaries	2,977	5,548	6,737	6,879

Net Income (Loss)	$5,278	$(46,333)	$(44,961)	$(97,421)

Per Share Amounts
Net Income (Loss) — Basic and Diluted	$0.24	$(2.08)	$(2.02)	$(4.38)

Cash Dividends Declared	$—	$—	$—	$0.04

Weighted Average Shares Outstanding	22,247,554	22,244,239	22,247,348	22,240,779

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2002	September 30, 2002

Common Stock
Beginning Balance and Ending Balance	$223	$223

Capital in Excess of Par Value
Beginning Balance	130,278	130,270
Common Stock Issued for Benefit Plans	—	8

Ending Balance	130,278	130,278

Retained Earnings
Beginning Balance	(217)	50,022
Net Income (Loss) and Comprehensive Income (Loss)	5,278	(44,961)

Ending Balance	5,061	5,061

Accumulated Other Comprehensive Loss
Beginning and Ending Balance	(9,942)	(9,942)

Total Stockholders’ Equity	$125,620	$125,620

Comprehensive Income (Loss)
Net Income (Loss) and Comprehensive Income (Loss)	$5,278	$(44,961)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Nine Months Ended
	September 30

	2002	2001

Cash Flows From Operating Activities
Net Loss	$(44,961)	$(97,421)
Adjustments to Reconcile Net Loss to Net Cash
Provided By (Used for) Operating Activities:
Deferred Taxes	—	—
Depreciation and Amortization	18,749	19,508
Net Gain on Asset Sales	(356)	—
Amortization of Capitalized Debt Costs	—	30
Equity in Unconsolidated Subsidiaries	(6,737)	(6,879)
Environmental Remediation Recovery	—	(7,391)
Common Stock Issued for Benefit Plans	7	12
Changes in Assets and Liabilities:
Accounts Receivable	(43,222)	45,155
Inventories	23,842	59,873
Prepaid Expenses	(8,498)	5,479
Accounts Payable and Accrued Liabilities	15,316	(20,179)
Deferred Insurance Recovery	12,229	(44,000)
Other — Net	72	115

Net Cash Provided by (Used for) Operating Activities	(33,559)	(45,698)

Cash Flows From Investing Activities
Capital Expenditures	(2,617)	(18,222)
Proceeds from Disposal of Assets	1,946	—
Investment in Unconsolidated Subsidiaries	(12,268)	(434)
Distributions from Unconsolidated Subsidiaries	6,019	308
Changes in Restricted Cash	—	372
Other — Net	—	—

Net Cash Used for Investing Activities	(6,920)	(17,976)

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	45,000	—
Drawdowns on Revolving Line	904,152	837,216
Principal Payments on Revolving Line	(903,432)	(774,489)
Cash Dividend Payments	—	(890)

Net Cash Provided by (Used for) Financing Activities	45,720	61,837

Net Increase (Decrease) in Cash and Cash Equivalents	5,241	(1,837)
Cash and Cash Equivalents — Beginning of Period	3,235	2,733

Cash and Cash Equivalents — End of Period	$8,476	$896

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note 5. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2002.

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, Rouge Industries or the Company refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 — LIQUIDITY MATTERS

The Company continues to face difficult market conditions, although steel product prices in the spot market and demand for the Company’s products have improved during 2002. The low prices during the past three years, the cash strain caused by the 1999 fire and explosion at the Rouge Complex Powerhouse (the “Powerhouse”) and the contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”) further strained liquidity. The Company responded to the liquidity deterioration by refinancing its long-term debt, procuring two subordinated credit facilities and selling or restructuring two joint ventures. The first subordinated credit facility was obtained in late 2001 and on July 12, 2002, the Company secured an additional $10 million loan. This new loan is tied to a long-term supply contract with a raw material supplier. During the nine months ended September 30, 2002, the Company’s borrowings increased from $145,549,000 to $191,270,000. See Note 4 for a description of the Company’s debt.

The Company’s liquidity is dependant on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Section 201 filings and its sources of financing. Rouge Industries has undertaken an aggressive operating cost reduction program and reduced capital expenditures to help conserve cash. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	September 30	December 31
	2002	2001

	Unaudited
Production
Raw Materials	$39,641	$58,631
Semifinished and Finished Steel Products	162,991	175,552

Total Production at FIFO	202,632	234,183
LIFO Reserve	(6,848)	(14,292)

Total Production at LIFO	195,784	219,891
Nonproduction and Sundry	13,005	13,046

Total Inventories	$208,789	$232,937

NOTE 4 — DEBT

Rouge Steel has a $200,000,000 revolving loan commitment under a credit agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are secured by substantially all the assets of the Company. There is one financial covenant in the Credit Agreement, a minimum net worth requirement, which is tested only when excess availability under the Credit Agreement is less than $25,000,000. There is a material adverse effect acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At September 30, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $164,369,000, of which the Company could borrow up to $138,069,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $106,270,000 as of September 30, 2002. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the Credit Agreement during the prior quarter.

The Company also has a $75,000,000 credit facility from Ford Motor Company (the “Ford Facility”). On October 28, 2002, the Company extended the Ford Facility to expire on June 30, 2004. As a result the Company classified the Ford Facility as long term as of September 30, 2002. The Ford Facility bears interest at approximately the same rate as the Credit Agreement, it is subordinate to the Credit Agreement and the Cleveland-Cliffs Facility (as defined below), has a third security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. The Company had borrowings outstanding under the Ford Facility of $75,000,000 as of September 30, 2002.

On July 12, 2002, the Company secured a new $10,000,000 loan from Cleveland-Cliffs Inc (the “Cleveland-Cliffs Facility”). The Cleveland-Cliffs Facility was negotiated in connection with a long-term iron ore pellet supply agreement. The Cleveland-Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. The Cleveland-Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. The Company had borrowings outstanding under the Cleveland-Cliffs Facility of $10,000,000 as of September 30, 2002.

NOTE 5 — DOUBLE EAGLE INSURANCE CLAIM

On December 15, 2001, a major fire at the Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture, halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September of 2002.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire — Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Proceeds from claims relating to capitalizable repair costs will be recognized as recoveries when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

Pursuant to the accounting methodology described above, during the third quarter of 2002, the Company recorded insurance recoveries with respect to the Double Eagle fire of $10,134,000. At September 30, 2002, the Company has a receivable with respect to the Double Eagle fire of $14,473,000. Recoverable costs are net of a deductible of $7,500,000 and reserves of $3,600,000. Advances from the insurance carriers total $26,000,000 through September 30, 2002. During October, the Company received an additional $4,070,000 of insurance proceeds.

NOTE 6 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the three-month and nine-month periods ended September 30, 2002 and 2001. The tables below present dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices presently higher than the average market price of the Company’s Class A Common Stock. All of the stock options will expire between 2004 and 2012.

	For the Quarter Ended September 30

	2002		2001

				Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	39,879	$0.77 - $1.40		—
Anti-dilutive Securities	884,185	$1.49 - $28.88	910,219	$2.05 - $28.88

	For the Nine Months Ended September 30

	2002		2001

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	16,858	$0.77 - $1.30	—
Anti-dilutive Securities	1,232,433	$1.35 - $28.88	910,219	$2.05 - $28.88

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

On July 12, 2002, Rouge Steel Company (“Rouge Steel”), the Company’s primary operating subsidiary, and Cleveland-Cliffs Inc (“Cleveland-Cliffs”) amended their Pellet Sales and Purchase and Trade Agreement (the “Pellet Agreement Amendment”). The Pellet Agreement Amendment provides, among other things, that beginning in 2003, Rouge Steel will purchase from Cleveland-Cliffs all of the iron ore pellets that it requires. The Pellet Agreement Amendment expires on December 31, 2012 with provisions allowing for earlier termination if Rouge Steel no longer needs the pellets. Presently, the Company has a pellet purchase contract with Eveleth Mines LLC (“EVTAC”), the Company’s 45% owned pellet producing joint venture, which expires on December 31, 2002. It is possible that subsequent actions by the owners of EVTAC may affect the recognition of certain obligations and funding requirements relating to the mining operations. Should such recognition occur, the Company does not believe it will have any responsibility for such obligations of EVTAC.

Other than the matters discussed above and in Note 5, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 8 — INCOME TAXES

An income tax benefit of $2,456,000 was recorded during the third quarter of 2002 as a result of the receipt of a refund relating to the implementation of a provision in the “Job Creation and Worker Assistance Act of 2002” allowing for a five-year carryback of net operating losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended September 30, 2002 and 2001

     Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) increased 39.6% in the third quarter of 2002 to $303.5 million from $217.5 million in the third quarter of 2001, an increase of $86.0 million. The increase in total sales resulted from higher steel product shipments and prices. Steel product shipments increased 20.2% in the third quarter of 2002 to 692,000 net tons from 576,000 net tons in the third quarter of 2001, an increase of 116,000 net tons. Average realized revenue per net ton increased 16.2% in the third quarter of 2002 to $439 per net ton from $378 per net ton in the third quarter of 2001, an increase of $61 per net ton. The increase in average realized revenue per net ton was the result of higher spot market steel prices. The Company believes that the spot market prices reached their peak in the third quarter of 2002. However, the Company’s contract prices have begun an upward trend.

     Costs and Expenses. Total costs and expenses increased 15.8% in the third quarter of 2002 to $309.9 million from $267.6 million in the third quarter of 2001, an increase of $42.3 million. Costs of goods sold increased 17.1% in the third quarter of 2002 to $299.7 million from $256.0 million in the third quarter of 2001, an increase of $43.7 million. The increase in costs of goods sold was due to the higher steel product shipments, higher costs related to the December 15, 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned joint venture and, to a lesser extent, increases in the cost of scrap, health care and insurance. These increased costs were partially offset by favorable economics on pellets, natural gas and steam as well as cost reductions in the third quarter of 2002. Costs of goods sold in the third quarter of 2002 was 98.7% of total sales, down from 117.7% of total sales in the third quarter of 2001 primarily as a result of price increases. The Company’s operating cost per net ton shipped decreased 3.6% in the third quarter of 2002 to $448 per net ton from $465 per net ton in the third quarter of 2001, a decrease of $17 per net ton. This decrease was primarily the result of favorable economics on certain utilities, materials and fuels and the Company’s cost reduction initiative. The Company has embarked on a plan to implement cost reduction projects throughout the organization. Selling and administrative expenses decreased 20.9% in the third quarter of 2002 to $4.1 million from $5.2 million in the third quarter of 2001, a decrease of $1.1 million. The decrease was the result of a reduction in the Michigan Single Business Tax expense due to recently passed legislation permitting tax credits for the purchase and consumption of Michigan-produced low grade hematite iron ore and a reduction in Powerhouse explosion related legal and consulting expenses.

     Operating Loss. The operating loss decreased 87.3% in the third quarter of 2002 to $6.3 million from $50.1 million in the third quarter of 2001, a decrease of $43.8 million. The decrease in operating loss was primarily due to the higher steel product prices, lower costs for certain utilities, fuels and materials and the cost reductions discussed above.

     Insurance Recovery. During the third quarter of 2002, the Company recognized $10.1 million of income for insurance recoveries related to the Double Eagle fire. Since the Powerhouse explosion insurance claim was settled in the second quarter of 2001, there were no insurance recoveries recorded in the third quarter of 2001.

     Income Tax Benefit. An income tax benefit of $2.5 million was recorded in the third quarter of 2002 as a result of the receipt of a refund relating to the implementation of a provision in the “Job Creation and Worker Assistance Act of 2002” allowing for a five-year carryback of net operating losses. In 2001, the Company did not record an income tax benefit or provision.

     Equity in Unconsolidated Subsidiaries. Equity in unconsolidated subsidiaries decreased 46.3% in the third quarter of 2002 to $3.0 million from $5.6 million in the third quarter of 2001, a decrease of $2.6 million. The decrease is attributable to two gains that occurred in the third quarter of 2001 that were not repeated in 2002: (i) the settlement of an insurance claim at Eveleth Mines LLC, the

Company’s iron ore mining and pellet producing joint venture and (ii) the sale of Shiloh of Michigan, L.L.C. to the Company’s former partner in that joint venture.

     Net Income (Loss). The net income in the third quarter of 2002 was $5.3 million compared to a net loss of $46.3 million in the third quarter of 2001. The $51.6 million improvement was primarily due to significantly higher steel product prices, favorable cost economics, lower operating costs resulting from the Company’s cost reduction effort and the income tax benefit, partially offset by Double Eagle fire-related expenses and lower income from unconsolidated subsidiaries.

Comparison of the Nine — Month Periods Ended September 30, 2002 and 2001

     Total Sales. Total sales increased 20.2% in the first nine months of 2002 to $841.7 million from $700.0 million in the first nine months of 2001, an increase of $141.7 million. The increase in total sales in the first nine months of 2002 was caused principally by higher steel product shipments and selling prices. Steel product shipments increased 13.1% in the first nine months of 2002 to 2,060,000 net tons from 1,821,000 net tons in the first nine months of 2001, an increase of 239,000 net tons. Rouge Industries’ shipments were higher in the first nine months of 2002 primarily because of weak demand for steel in the Company’s major markets last year. The Company idled its smaller blast furnace for 60 days in the first quarter of 2001 to balance production with lower shipments. Additionally, steel product selling prices were higher in the first nine months of 2002. The average realized selling price of the Company’s steel products increased 6.3% in the first nine months of 2002 to $408 per ton from $384 per ton in the first nine months of 2001, an increase of $24 per ton.

     Costs and Expenses. Total costs and expenses increased 4.1% in the first nine months of 2002 to $914.7 million from $878.3 million in the first nine months of 2001, an increase of $36.4 million. Costs of goods sold increased 4.9% in the first nine months of 2002 to $883.7 million from $842.4 million in the first nine months of 2001, an increase of $41.3 million. The increase in costs of goods sold was primarily due to higher steel product shipments in the first nine months of 2002, partially offset by favorable cost economics on natural gas, cost reductions and the absence of a temporary blast furnace shutdown. Costs of goods sold in the first nine months of 2002 was 105.0% of total sales down from 120.3% of total sales in the first nine months of 2001. The Company’s operating cost per net ton shipped decreased 7.9% in the first nine months of 2002 to $444 per net ton from $482 per net ton in the first nine months of 2001, a decrease of $38 per net ton. This decrease was primarily the result of favorable economics on certain utilities, materials and fuel and the Company’s cost reduction initiative. The Company has embarked on a plan to implement cost reduction projects throughout the organization. Selling and administrative expenses decreased 25.0% in the first nine months of 2002 to $12.3 million from $16.4 million in the first nine months of 2001, a decrease of $4.1 million. The decrease was the result of a reduction in the Michigan Single Business Tax expense due to recently passed legislation permitting tax credits for Michigan iron ore consumption as well as lower professional service costs associated with the Powerhouse explosion insurance claim in 2001.

     Operating Loss. The operating loss decreased 59.0% in the first nine months of 2002 to $73.0 million from $178.3 million in the first nine months of 2001, a decrease of $105.3 million. The decrease in the operating loss was primarily due to higher shipments and steel product prices and lower costs associated with favorable economics, cost reductions and the temporary shutdown of the blast furnace.

     Insurance Recovery. The Company recognized $28.2 million of income in the first nine months of 2002 for insurance recoveries related to the Double Eagle fire. It recognized $81.5 million of income for insurance recoveries related to the Powerhouse explosion in the first nine months of 2002, a decrease of $53.3 million.

     Income Tax Benefit. An income tax benefit of $2.5 million was recorded in the first nine months of 2002 as a result of the receipt of a refund relating to the implementation of a provision in the “Job Creation and Worker Assistance Act of 2002” allowing for a five-year carryback of net operating losses. In 2001, the Company did not record an income tax benefit or provision.

     Net Loss. The net loss decreased 53.8% in the first nine months of 2002 to $45.0 million from $97.4 million in the first nine months of 2001, a decrease of $52.4 million. The lower net loss was primarily due to higher shipments and steel product prices and lower costs associated with favorable economics, cost reductions and the temporary shutdown of the blast furnaces.

Liquidity and Capital Resources

     The Company continues to face difficult market conditions although steel product prices in the spot market and demand for the Company’s products have improved during 2002. The low prices during the past three years, the Powerhouse explosion and the contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. The December 15, 2001 fire at Double Eagle further strained liquidity. The Company responded to the liquidity deterioration by refinancing its long-term debt, procuring two subordinated credit facilities and selling or restructuring two of its joint ventures.

     The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Section 201 filings and its sources of financing. Rouge Industries has undertaken an aggressive operating cost reduction program and reduced capital expenditures to help conserve cash. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses continue, and the Company is unable to secure financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     Cash and cash equivalents on September 30, 2002 totaled $8.5 million compared to $3.2 million on December 31, 2001, an increase of $5.3 million. Cash provided by financing activities offset cash used for operating activities and capital expenditures during the first nine months of 2002.

     Cash Flows from Operating Activities. Net cash used for operating activities was $33.6 million in the first nine months of 2002 compared to $45.7 million in the first nine months of 2001. The improvement in net cash used for operating activities in 2002 was primarily attributable to the lower net loss after adjusting the 2001 net loss for the non-cash income recorded in connection with the settlement of the Powerhouse explosion insurance claim.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, decreased 20.2% in the first nine months of 2002 to $14.9 million from $18.7 million in the first nine months of 2001, a decrease of $3.8 million. The decrease is the result of an effort to reduce capital spending to conserve cash, partially offset by expenditures made to rebuild Double Eagle. During the remainder of 2002, it is anticipated that an additional $10 million will be spent for capital projects or investment in unconsolidated subsidiaries, primarily Double Eagle. The additional capital expenditures will be generally directed toward non-discretionary projects designed to maintain the Company’s facilities.

     Credit Facility. The Company has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At September 30, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $164.4 million, of which the Company could borrow up to $138.1 million without a covenant default. The Company had borrowings of $106.3 million under the Credit Agreement on September 30, 2002.

     The Company also has a $75 million credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on June 30, 2004. The Company had borrowings outstanding under the Ford Facility of $75.0 million as of September 30, 2002.

     On July 12, 2002, the Company negotiated a $10 million loan from Cleveland-Cliffs Inc (the “Cleveland-Cliffs Facility”) in connection with a long-term pellet supply agreement. The Cleveland-Cliffs Facility expires on June 30, 2007. The

Company had borrowings outstanding under the Cleveland-Cliffs Facility of $10.0 million as of September 30, 2002.

Contractual Obligations and Other Commercial Commitments

The Company has certain obligations with various parties that include commitments to make future payments. Such obligations and commitments are presented below as of September 30, 2002:

	Contractual Obligations with Payments Due

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

		(Dollars in millions)
Short-Term Debt (1)	$106.3	$106.3	$—	$—	$—
Long-Term Debt (2)	85.0	—	80.0	5.0	—
Operating Leases (3)	33.7	13.7	19.3	0.7	—
Unconditional Purchase Obligations (4)	78.4	42.8	31.6	4.0	—

Total	$303.4	$162.8	$130.9	$9.7	$—

(1)	Includes $106.3 million of debt outstanding under the Credit Agreement. This amount is classified as an obligation with payments due in less than one year because of a material adverse effect acceleration clause in the Credit Agreement.

(2)	Includes $10.0 million of debt outstanding under the Cleveland-Cliffs Facility and $75.0 million of debt outstanding under the Ford Facility.

(3)	Includes the Company’s operating leases for its Waste Oxide Reclamation Facility and certain mobile equipment. Does not include immaterial amounts for rentals.

(4)	Includes 896,000 tons of pellets to be purchased from EVTAC in the fourth quarter of 2002 ($27.1 million), approximately $13.1 million per year until 2005 for minimum oxygen purchases, approximately $1.7 million per year until 2005 for minimum nitrogen purchases and approximately $934,000 per year for minimum hydrogen purchases.

	Other Commercial Commitments which Expire by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

		(Dollars in millions)
Standby Letters of Credit (1)	$1.3	$1.3	$—	$—	$—
Guarantees (2)	2.4	1.0	1.4	—	—

Total Commercial Commitments	$3.7	$2.3	$1.4	$—	$—

(1)	Includes $1.0 million to the Bureau of Workers’ Compensation and $300,000 as collateral under the Company’s automobile insurance program.

(2)	Includes amount guaranteed to a bank in favor of Delaco Processing, L.L.C., a 49% owned joint venture. Amount comprised of a term loan with $1.4 million outstanding as of September 30, 2002 and a $1 million revolving loan with $16,000 outstanding as of September 30, 2002.

Double Eagle Insurance Claim

     On December 15, 2001, a major fire at Double Eagle, halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September of 2002.

     The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire — Non-capitalizable costs for repairs are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are capitalized as incurred. Proceeds from claims relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

     Pursuant to the accounting methodology described above, during the third quarter of 2002, the Company recorded insurance recoveries with respect to the Double Eagle fire of $10.1 million. At September 30, 2002, the Company has a receivable with respect to the Double Eagle fire of $14.5 million. Recoverable costs are net of a deductible of $7.5 million and reserves of $3.6 million. Advances from the insurance carriers total $26.0 million through September 30, 2002. During October, the Company received an additional $4.1 million of insurance proceeds.

Environmental Matter

     In 2000, the United States Environmental Protection Agency (the “EPA”) filed a complaint against the Company (the “Multimedia Complaint”) which arose out of a 1998 investigation of Rouge Steel’s compliance with air, water and solid waste storage and disposal regulations. During

June 2002, the Company, Wayne County, the Michigan Department of Environmental Quality and the U. S. Department of Justice executed a consent decree (the “Consent Decree”) with respect to the Multimedia Complaint. Penalties of $458,000 were imposed with respect to the Consent Decree, which were accrued in prior periods. The Company has negotiated to pay the penalty over a one-year period. In addition to the penalties, the Consent Decree requires an opacity compliance demonstration for each of the Company’s two blast furnaces and for the roof monitor and electrostatic precipitator at the basic oxygen furnace (the “BOF”). The Company had no exceedances during the compliance demonstrations for its smaller blast furnace in September 2002 and for the BOF electrostatic precipitator in October 2002. There were exceedances during the BOF roof monitor compliance demonstration in October 2002. The exceedance demonstration for the Company’s larger blast furnace is scheduled for February 2003.

     The occurrence of exceedences during a compliance demonstration triggers a process of identification and implementation of additional operation and maintenance practices and/or emission control technologies needed to achieve compliance with opacity standards. Under the time frames provided in the Consent Decree, the process to identify such additional practices and technologies is anticipated to take between six and nine months, and could result in a material capital expenditure for control technology.

Pension Plan Assumptions

     The Company uses several key assumptions to determine its obligation, funding requirements and expense under defined benefit plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. The assumptions were last revised in September 2001. Long-term interest rates, which are used to determine the discount rate, have declined in 2002. In addition, the rate of return on pension plan assets has decreased because higher returns on fixed income security portfolios have not offset negative returns on equity security portfolios. The Company has not determined the assumptions for the discount rate or return on assets that it will use to value its pension plan obligation for 2003, but due to these changes, the Company believes that a significant increase will occur in the amount of its pension obligation, as well as future pension expense and contributions, when the next pension valuation is completed.

Subsequent Event

     On October 1, 2002, a transformer at the Company’s ladle refining facility failed. The Company has curtailed slab production by approximately 5% to 10% while a replacement transformer was located. The Company has acquired a replacement transformer which is expected to be installed and operational by the end of November. It is expected that production will return to normal levels at that time.

New Accounting Pronouncements

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement had no impact on the Company’s results of operations or financial position.

     The Company will be required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) on January 1, 2003. The Company is evaluating the impact of SFAS No. 143 and expects that there may be an effect at Eveleth Mines LLC, the Company’s joint venture iron ore mining and pellet producing operation. Premature closure of the mine or reduced operating levels could accelerate significant employment legacy costs and environmental closure obligations. The Company will be required to adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal” (“SFAS No. 146”) for exit or disposal activities that are initiated after December 31, 2002. It is not believed that SFAS No. 146 will have material impact on the Company’s results of operations or financial position.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (v) the availability of sufficient cash to support the Company’s operations, (vi) uncertainly regarding the Double Eagle fire and the Company’s ability to resolve the insurance claim, and (vii) higher than expected operating costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures were adequate and were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them by others within the Company.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit

10.1	Subordinated Loan and Security Agreement by and among Rouge Steel Company (“Rouge Steel”) the Registrant, QS Steel Inc. (“QS Steel”), Eveleth Taconite Company (“Eveleth”) and Cleveland-Cliffs Inc dated July 12, 2002.

10.2	Amendment No. 2 to Loan and Security Agreement by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions parties thereto and Congress Financial Corporation dated July 12, 2002.

10.3	Amendment No. 2 to Loan and Security Agreement dated as of July 12, 2002 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford Motor Company.

10.4	Letter Agreement dated July 12, 2002 between Rouge Steel and the Cleveland-Cliffs Iron Company (“Cliffs”) granting Cliffs a purchase money security interest in certain inventory.

10.5	Amended and Restated Intercreditor and Subordination Agreement dated as of July 12, 2002 by and among Congress Financial Corporation, Cleveland-Cliffs Inc., Cliffs and Ford Motor Company.

10.6	Letter Agreement dated May 16, 2002 between Rouge Steel and Cliffs amending the Pellet Sales and Purchase and Trade Agreement.

10.7	Consent Decree dated as of June 11, 2002 between Rouge Steel, the U. S. Department of Justice, Wayne County and the Michigan Department of Environmental Quality.

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

99.1	CEO Certification

99.2	CFO Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 30, 2002	ROUGE INDUSTRIES, INC.

	By: Name: Title:	/s/ Carl L. Valdiserri Carl L. Valdiserri Chairman of the Board and Chief Executive Officer

Date: October 30, 2002	By: Name: Title:	/s/ Gary P. Latendresse Gary P. Latendresse Vice Chairman and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl L. Valdiserri, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rouge Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002	/s/ Carl L. Valdiserri Carl L. Valdiserri Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary P. Latendresse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rouge Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002	/s/ Gary P. Latendresse Gary P. Latendresse Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Subordinated Loan and Security Agreement by and among Rouge Steel Company (“Rouge Steel”) the Registrant, QS Steel Inc. (“QS Steel”), Eveleth Taconite Company (“Eveleth”) and Cleveland-Cliffs Inc dated July 12, 2002.

10.2	Amendment No. 2 to Loan and Security Agreement by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions parties thereto and Congress Financial Corporation dated July 12, 2002.

10.3	Amendment No. 2 to Loan and Security Agreement dated as of July 12, 2002 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford Motor Company.

10.4	Letter Agreement dated July 12, 2002 between Rouge Steel and the Cleveland-Cliffs Iron Company (“Cliffs”) granting Cliffs a purchase money security interest in certain inventory.

10.5	Amended and Restated Intercreditor and Subordination Agreement dated as of July 12, 2002 by and among Congress Financial Corporation, Cleveland-Cliffs Inc, Cliffs and Ford Motor Company.

10.6	Letter Agreement dated May 16, 2002 between Rouge Steel and Cliffs amending the Pellet Sales and Purchase and Trade Agreement.

10.7	Consent Decree dated as of June 11, 2002 between Rouge Steel, the U. S. Department of Justice, Wayne County and the Michigan Department of Environmental Quality.

15	PricewaterhouseCoopers LLP Awareness Letter

99.1	CEO Certification

99.2	CFO Certification