Form 10-K
period 2002-12-31
ROUGE INDUSTRIES INC
filed 2003-02-18
CIK 918577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ✓    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES       NO  ✓

Based upon the closing price of the Class A Common Stock on February 5, 2003, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of registrant’s Class A Common Stock held by nonaffiliates of registrant as of such date was $12,147,632.

The number of shares of common stock issued and outstanding as of February 5, 2003 was 22,247,554. This amount includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2003 Proxy Statement of Rouge Industries, Inc. are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

ROUGE INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business.

General

     Rouge Industries, Inc., a Delaware corporation (together with its subsidiaries, “Rouge Industries” or the “Company”), was incorporated in 1996. The Company is primarily engaged, through its wholly-owned subsidiary, Rouge Steel Company (“Rouge Steel”), in the production of high quality, flat rolled carbon steel products consisting of hot rolled, cold rolled and galvanized steel. The Company’s products generally, and its value-added products specifically, are sold primarily to customers in the automotive industry. These customers have exacting quality, delivery and service requirements. The Company’s ability to meet these requirements and its participation in the development of new products designed for automotive applications have enabled it to maintain its position as a key automotive supplier. The Company also sells its products to steel converters, service centers and other end users.

     Other than Rouge Steel, Rouge Industries’ wholly-owned subsidiaries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in two Michigan-based joint ventures. Eveleth holds a minority interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation. Rouge Steel holds a 50% interest in Double Eagle Steel Coating Company (“Double Eagle”), a Michigan-based joint venture.

     On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. Continuing business interruption and Powerhouse property damage expenses in 2000 and 2001, along with a partial settlement of the insurance claim in 2000 and the full settlement in 2001, affected the Company’s results of operations in those years. Consequently, comparisons between 2002 and 2001 and between 2001 and 2000 may not be meaningful.

     During the mid-1990’s, the Company experienced a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. Next, in 2000, natural gas prices began to rise causing a considerable increase in the Company’s costs of goods sold. In addition, in late 2001, a fire occurred at Double Eagle, the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

     The Company continues to face difficult market conditions, although steel product prices in the spot market and demand for the Company’s products improved during 2002. The low prices during the past three years, the cash strain caused by the Powerhouse explosion and the Double Eagle fire and contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint ventures. The first subordinated credit facility was obtained in late 2001 and during 2002, the Company secured an additional $10 million loan, which is tied to a long-term supply contract with a raw material supplier. Additionally, the Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash.

     The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Bush Administration’s Section 201 relief, and its sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

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

     The following table sets forth the percentage of Rouge Industries’ steel product revenues from hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel for the years from 2000 through 2002.

	Years Ended December 31

	2002	2001	2000

Hot Rolled	40.5%	39.9%	37.5%
Cold Rolled	24.6	21.2	25.5
Electrogalvanized	17.4	19.1	20.5
Hot Dip Galvanized	17.5	19.8	16.5

Total	100.0%	100.0%	100.0%

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

     One of the Company’s primary objectives is to increase its production and sales of value-added products. In order to allow the Company to produce sophisticated products as well as retain and add customers, the Company has three Michigan-based strategic joint ventures:

(i)	Double Eagle, a joint venture owned 50% by Rouge Steel and 50% by United States Steel Corporation (“U.S. Steel”), produces electrogalvanized steel sold primarily to the automotive industry. The Double Eagle joint venture agreement was set to expire in 2001, but the Company and U.S. Steel have extended the agreement on a rolling two-year basis. On December 15, 2001, a major fire at Double Eagle halted production at the plant. The Company and U.S. Steel rebuilt Double Eagle and returned the facility to production in September 2002;

(ii)	Spartan Steel Coating, L.L.C. (“Spartan Steel”), a joint venture owned 48% by QS Steel and 52% by Worthington Industries, Inc. (together with its subsidiaries, “Worthington”), produces hot dip galvanized steel primarily for automotive applications; and

(iii)	Delaco Processing, L.L.C. (“Delaco Steel Processing”), a joint venture owned 49% by QS Steel and 51% by Delaco Steel Corporation, slits and blanks steel coils to be sold to automotive customers and other end users.

     In March 2002, Rouge Industries and Bing Management II, L.L.C. liquidated their interests in Bing Blanking, L.L.C. (“Bing Blanking), a joint venture that produced first operation blanks and roll formed parts primarily for the automotive industry. Bing Blanking’s major customer no longer required its parts from Bing Blanking. Consequently, the joint venture ceased operations in January 2002. As a result of financial difficulties experienced by Bing Blanking, its lender called the Company’s guarantee of Bing Blanking’s $2.5 million loan. The Company also had a $3.0 million subordinated loan outstanding to Bing Blanking. As a result of the liquidation proceedings, the Company fully recovered the $2.5 million of bank debt that it paid pursuant to the guarantee.

     Subsequent to the liquidation of Bing Blanking, the Company sold a 51% interest, valued at $1.9 million, in the land, buildings and operating equipment formerly utilized by Bing Blanking to Delaco Steel Corporation. This interest was subsequently contributed to Delaco Steel Processing. The Company has also contributed its corresponding 49% interest in these assets, amounting to $1.9 million, to Delaco Steel Processing. This investment was intended to enable Delaco Steel Processing to enhance its product and service capability.

     In December 2002, Rouge Industries sold its interest in TWB Company, L.L.C. (“TWB”) to the joint venture for $4.7 million. The sale of the Company’s interest in TWB resulted in Rouge Industries recording a non-cash writeoff of $4.5 million relating to its investment in TWB. The Company had invested $6.5 million to purchase its interest in TWB in 1997.

     The Company guarantees a loan for Delaco Steel Processing. The outstanding amount at December 31, 2002 was $1.3 million. The Company does not presently anticipate the need to fund the Delaco Steel Processing guarantee.

     The objective of the Company’s joint ventures is to permit the Company to process a larger portion of its steel into higher margin, value-added products and, to a lesser extent, to provide it with an additional outlet for its steel products. Rouge Industries’ participation in joint ventures responds to the demand by its customers for increasingly complex products and is intended to mitigate the erosion in sales that might occur if the Company were unable to provide these products to its current customers. Each of the Company’s joint ventures processes the Company’s steel and charges Rouge Industries for the service. The Company records these charges as a component of costs of goods sold.

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

     Ford Motor Company (“Ford”), DaimlerChrysler AG (“DaimlerChrysler”) and General Motors Corporation (“GM”), the Company’s three largest customers, accounted for approximately 33%, 10% and 10%, respectively, of total sales in 2002. Sales to Ford, DaimlerChrysler and GM were 36%, 10% and 10%, respectively, of total sales in 2001 and were 38%, 9% and 9%, respectively, of total sales in 2000. While the loss of Ford, DaimlerChrysler or GM as a customer would have a materially adverse effect on the Company’s business, the Company believes that its relationship with these companies provides a stable sales base and the ability to expand its product capability and concentrate on increasing margins through more efficient production. No single customer, other than Ford, DaimlerChrysler or GM, has accounted for more than 10% of the Company’s total sales over the past three years. The Company’s ten largest customers in the aggregate accounted for approximately 72% of total sales in 2002, approximately 73% of total sales in 2001 and approximately 74% of total sales in 2000. For 2002, the Company estimates that its share of the domestic flat rolled steel market, as measured by shipments, was approximately 5%.

     The Company’s primary customers are in the automotive, converter, service center and other end user markets. The following table sets forth the percentage of the Company’s steel product revenues from various markets for the years ended December 31, 2000 through 2002.

	Years Ended December 31

	2002	2001	2000

Automotive	58.1%	62.4%	61.7%
Converters	13.8	10.2	9.3
Service Centers	26.8	25.5	28.2
Other End Users	1.3	1.9	0.8

Total	100.0%	100.0%	100.0%

     Automotive. The Company is a significant supplier of hot rolled, cold rolled, electrogalvanized and hot dip galvanized steel to the automotive industry. Car and truck manufacturers and their parts suppliers require sheet steel with exact dimensions, enhanced formability and defect-free surfaces. The Company’s steel products have been used in a variety of automotive applications including exposed and unexposed panels and high strength parts for safety applications and to achieve weight reduction. The automotive market comprised 58.1% of the Company’s steel product revenues in 2002, down from 62.4% in 2001. The decrease in revenue from the automotive market as a percentage of total revenue is due to the increase in spot market prices not a decrease in sales volume to automotive customers.

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

     Order Status. The order load was 316,000 net tons at December 31, 2002, compared to 493,000 net tons at December 31, 2001. All orders related to the order load at December 31, 2002 are expected to be shipped during the first half of 2003. The order load represents orders received but not yet shipped.

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

     Coke. Coke and pellets represent the Company’s largest raw material expenditures. The Company does not produce coke and, as a consequence, relies upon outside sources. In 2002, approximately 92% of the Company’s coke was provided by U.S. Steel. The Company acquired approximately 8% of its coke through a tolling agreement with New Boston Coke Corporation (“New Boston”), whose total productive capacity was dedicated to the Company. During 2002, New Boston closed its facilities and the Company purchased all of its coke requirements from U.S. Steel for the remainder of the year. U.S. Steel provided coke to the Company pursuant to a three-year agreement that terminates on December 31, 2003 upon 12 months written notice. This agreement requires the Company to purchase all of its coke requirements in excess of the amount provided by New Boston. Annual prices under this agreement are based on market conditions.

Recently, coke production capacity in the United States has been reduced. Due to the environmental issues associated with operating coke ovens, the Company expects coke production capacity to be reduced further. The coke shortage that may result from the reduction in capacity and the increased demand for coal as an energy source may cause the price that the Company pays for coke to increase, which may adversely affect the Company’s results of operations.

     Iron Ore Pellets. The Company has consumed an average of 3.4 million gross tons of iron ore pellets annually over the three-year period ended December 31, 2002. Approximately 65% of the Company’s requirements for pellets during this period was obtained under a trade arrangement with Stelco, Inc (“Stelco”) or The Cleveland-Cliffs Iron Company (“Cleveland-Cliffs”). Under this arrangement, the Company exchanged acid pellets purchased from its 45% owned joint venture, EVTAC, for fluxed pellets or acid pellets with a higher manganese content, which are used to enhance blast furnace productivity. The Company was required to pay a cash premium equal to the difference between the market price of the fluxed pellets and the contract price of EVTAC acid pellets in addition to providing the EVTAC acid pellets. During the three-year period ended December 31, 2002, the Company traded an average of 1.8 million gross tons of EVTAC pellets annually, which constituted 100% of the Company’s share of the pellets produced by EVTAC. The balance of the Company’s pellet requirements was purchased pursuant to a contract with Cleveland-Cliffs.

     The six-year pellet purchase agreement with EVTAC expired on December 31, 2002. The Company did not renew or extend this agreement with EVTAC. As a result, the trade arrangements with Stelco and Cleveland-Cliffs have been terminated. The Company will purchase all of its iron ore requirements from Cleveland-Cliffs pursuant to a 2002 amendment to the Company’s existing pellet agreement with Cleveland-Cliffs. The amendment contains minimum pellet purchase levels of approximately $75.2 million per year from 2003 through 2007 with a minimum five-year aggregate purchase level of approximately $564.0 million.

     EVTAC has contracts in place to support pellet production into the second quarter of 2003. If EVTAC is unable to secure orders or contracts to sustain pellet production beyond the second quarter of 2003, EVTAC may discontinue operations. This action, should it be required, is not anticipated to have a material impact on the results of operations or financial position of the Company.

     Scrap. The Company spent approximately $60 million to purchase steel scrap in 2002 compared to $56 million in 2001 and $80 million in 2000.

     Other Raw Materials and Energy Sources. During 2002, natural gas, electricity and steam constituted 53%, 26% and 21%, respectively, of the Company’s total energy costs. Natural gas is acquired at prevailing market prices from various producers. The cost of natural gas increased dramatically during 2000 and stayed high in 2001 and 2002.

     Prior to 1999, the Powerhouse provided electricity for all of the Company’s steel-making facilities except its ladle refining facility, as well as all of its steam requirements pursuant to an operating agreement with Ford (the “Powerhouse Joint Operating Agreement”). The Powerhouse is owned 60% by the Company and 40% by Ford. The Powerhouse Joint Operating Agreement was due to expire on December 31, 1999, but has been extended on a rolling 30-day basis until it is terminated by either party upon 30 days notice. The Powerhouse Joint Operating Agreement governs the utility distribution and cost sharing arrangements for the Rouge Complex. The Company installed temporary package steam boilers to provide heating and processing steam after the Powerhouse explosion. In 1998, Rouge Steel and Ford signed agreements for long-term energy services with Dearborn Industrial Generation, L.L.C. (“DIG”), an affiliate of CMS Energy Corporation (together with its subsidiaries, “CMS”). DIG operates a new co-generation power plant. The Company began to purchase electricity and steam from DIG in 2001. However, DIG has not acknowledged a contractually mandated blast furnace gas delivery date; therefore, DIG has not paid for 100% of the available blast furnace gas pursuant to the Blast Furnace Gas Purchase Agreement between Rouge Steel and DIG. Consequently, the Company continues to flare a portion of its blast furnace gas at a cost penalty of $1.0 million to $1.5 million per quarter, down from approximately $1.0 million per month earlier in 2002. In December 2002, DIG experienced exceedances to its permit limits for sulfur dioxide. The Company and DIG dispute the financial responsibilities arising from these exceedances. DIG has asserted certain claims against the Company which the Company believes are without merit. In January 2003, the Company sent notice to DIG of its intention to initiate arbitration of all of the issues related to DIG’s supply of electricity and steam and purchase of blast furnace gas.

     The Company has a long-term contract for the supply of oxygen and nitrogen with Praxair, Inc. which expires in 2011 and for the supply of hydrogen which expires in 2005. The contracts contain minimum oxygen, nitrogen and hydrogen purchase levels of approximately $9.4 million, $1.3 million and $972,000 per year, respectively.

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

     Steel imports in 2002 are estimated to have been 32 million tons, a 7% increase from 2001 levels. Imports as a percentage of apparent domestic consumption, including semifinished steel, averaged approximately 26% in 2002, 24% in 2001 and 32% in 2000. In 1998, steel imports were 42 million tons, or 32% of apparent domestic consumption. Despite the Bush Administration’s Section 201 relief, flat rolled steel imports have surged from countries that were excluded from tariffs, resulting in the higher levels of imports in 2002. As a result, supply has been excessive and spot market prices began falling in late 2002. See “- Trade Case.”

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

     Due to the intensely competitive conditions within the domestic steel industry, a number of integrated steel producers are presently going through bankruptcy reorganizations. As a result of these reorganizations, certain competitors have achieved certain cost savings that permit them to price their steel products at levels below those at which it would be profitable for the Company to sell its products.

     Trade Case. The U.S. steel industry has been suffering financially, with marked declines in profits, returns on investment and market share. As a result, many steel-related companies have sought bankruptcy protection. Many U.S. steel producers maintain that an increase in low-priced imports, which began four years ago, is responsible for the hardships within the industry.

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

     On March 5, 2002, the Bush Administration announced its decision regarding remedies to the trade situation. Tariffs of 30% were imposed on imports of flat rolled steel (which compete with the Company’s products) for one year, declining to 24% the second year and 18% the third year. Although the tariffs may have had a slightly positive effect on pricing, import volumes continued in 2002 at very high levels.

     The tariffs imposed on imported steel were designed to give the domestic steel industry an opportunity to consolidate and shed inefficient capacity. The recently announced offers to purchase Bethlehem Steel Corporation by International Steel Group and National Steel Corporation by AK Steel Corporation or U.S. Steel appear to be consistent with the Bush Administration’s objectives, although it is unclear that any significant steelmaking capacity will be permanently idled. It is too early for the Company to predict the impact of these potential mergers on Rouge Industries.

     Steel Substitutes. In the case of many steel products, there is substantial competition from other products, including plastics, aluminum, ceramics, glass, wood and concrete. In conjunction with the American Iron and Steel Institute and the International Iron and Steel Institute, the

Company is working to make steel the product of choice in its traditional markets through programs such as the Ultra Light Steel Auto Body.

     There is increasing competition between electrogalvanized and hot dip galvanized steels. Automotive customers are attempting to mitigate certain exposed product applications to the lower priced hot dip galvanized steel as hot dip galvanized steel surface quality is improved. Presently, there is not enough automotive grade hot dip galvanized steelmaking capacity in the U.S. to accommodate a total substitution.

Employees

     At December 31, 2002, the work force of Rouge Steel was comprised of 2,075 hourly and 630 salaried personnel, including Rouge Steel employees working at Double Eagle. In 2002, the Company’s employment cost per ton shipped decreased to $87 from $91 in 2001. Tons shipped per employee in 2002 increased to 1,001 from 909 in 2001.

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

Environmental Control and Cleanup Expenditures

     General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $5.4 million during the past four years. In addition, the Company has planned an aggregate of approximately $1 million in capital expenditures for environmental compliance for the years 2003 through 2005. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes which are subject to less stringent environmental requirements.

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

     In 2000, Rouge Steel and Ford co-signed a Corrective Action Consent Order (the “Consent Order”) which committed both companies to a four-phase remediation program throughout the Rouge Complex. The Consent Order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligation to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost to the Company of the remediation required by the Consent Order will have a materially adverse effect on its results of operations or financial position.

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

     Recent Events. In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) issued a draft Title V Permit in 2002 and the Company is presently negotiating details of the requirements. The final permit will contain substantially increased monitoring of air pollution control equipment which is not expected to have a materially adverse effect on the Company’s results of operations or financial position.

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

     In 2000, the Company and Ford entered into a voluntary consent order (the “Voluntary Consent Order”) with the MDEQ. The Consent Order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

     In 2002, the Company agreed to a consent decree (the “Consent Decree”) in a multimedia enforcement action filed by the EPA, Wayne County (the “County”) and the MDEQ against Rouge Steel in the United States District Court for the Eastern District of Michigan (the “Court”). In 2000, the EPA filed a complaint (the “EPA Complaint”) against Rouge Steel in the Court. The EPA Complaint alleged violations of the Clean Air Act, the State of Michigan’s (the “State’s”) opacity emissions standards and certain violations of RCRA. At the same time, the County filed a complaint (the “County Complaint”) against Rouge Steel in the Court. The County Complaint alleged violations of the opacity emissions standards of the Wayne County Air Pollution Control Ordinance. The County’s allegations of non-compliance with the Clean Air Act paralleled those in the EPA Complaint. The County and the EPA agreed to jointly settle the claims resulting in the consolidation of the actions. Subsequently, through a stipulation filed with the Court in 2002, the State joined with the County and the EPA as a party to the settlement of this matter. The County Complaint also alleged claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, in 2001, the County relinquished enforcement of air quality matters to the State. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Consent Decree imposed $462,488 in penalties to be paid in four installments.

     The Consent Decree also includes a requirement for the Company to demonstrate compliance with visible emission (opacity) standards at each of the two blast furnaces, the basic oxygen furnace (“BOF”) roof monitor and the BOF electrostatic precipitator stack by February 2003. The Company demonstrated compliance at its smaller blast furnace in September 2002 and BOF electrostatic precipitator stack in October 2002. There were four exceedances at the BOF roof monitor during the October 2002 compliance demonstration test. The compliance demonstration at the Company’s larger blast furnace was successfully completed in February 2003.

     The occurrence of exceedances during a compliance demonstration triggers a process of identification and implementation of additional operating and maintenance practices and/or emission control technologies, acceptable to the EPA, to achieve compliance with opacity standards. Such corrective actions could require substantial capital expenditures for additional pollution control equipment. With respect to the BOF roof monitor exceedances, the Company is required to notify the EPA of its proposed operating and maintenance practices and/or emission control technology changes by March 10, 2003. The Company has identified and implemented corrective actions that it believes will not require substantial capital expenditures.

     The County issued several Notices of Violation (“NOVs”) to the Company regarding opacity emissions during 2000 that were not included in the County Complaint. The County subsequently agreed to consolidate the enforcement of these alleged opacity NOVs in the joint settlement with the EPA discussed above. The Company’s disclosure of matters discussed herein does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature of these matters makes it difficult for the Company to predict the nature of their outcome or impact on the Company.

     In 2000, the EPA issued a Unilateral Administrative Order (the “Order”) to Rouge Steel pursuant to Section 7003(a) of RCRA. The Order directed the Company to take immediate measures to stop the exposure of wildlife and migratory birds to solid wastes and to develop and implement continuous emergency measures to eliminate contact by wildlife with the solid wastes at the Company’s Schaefer Road Waste Water Treatment Plant. Rouge Steel complied with the Order and submitted a continuing emergency measures workplan (“CEMW”) which the EPA approved. Since then, the EPA has taken issue with the effectiveness of the CEMW and with Rouge Steel’s implementation of the CEMW. In 2001, the EPA issued an NOV to Rouge Steel informing the Company that the EPA has determined that the Company is not complying with the Order nor the approved CEMW. Rouge Steel has raised vigorous objections to a number of the allegations contained in the NOV. The parties have conducted several negotiations to address these issues but have not yet reached a resolution. In February 2002, the EPA issued Rouge Steel a request for information pursuant to Section 3007 of RCRA seeking information regarding the Company’s Schaefer Road Waste Water Treatment Plant. The Company responded to this request. The preliminary nature of this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

     The federal Maximum Achievable Control Technology (“MACT”) standard for hydrochloric acid pickling became effective in 2001. The standard includes requirements for operation, monitoring, maintenance and stack emissions. Stack tests for two of the three scrubbers met the emission standard in June 2002. A mist eliminator in the third scrubber was found to have deteriorated and did not meet the emission standard. Upon discovery of the malfunction, Rouge Steel promptly submitted notification of the malfunction to the MDEQ. The MDEQ issued a Letter of Violation (an “LOV”) for the initial results for the third scrubber. The new MACT standards for hydrochloric acid pickling lines specifically indicate that non-opacity emission standards do not apply during times of, among other things, malfunctions. Rouge Steel has contested the LOV based on a malfunction defense. Initial negotiations indicate that the MDEQ has neither asserted a demand for penalties nor requested further corrective measures.

Due to the preliminary nature of this matter the Company is unable to assess its impact on the Company’s financial position or results of operations.

     In 2001, the EPA proposed a MACT standard for primary iron and steel operations. The standard will include requirements for operation, monitoring, maintenance, and opacity and stack emissions. The standard’s monitoring requirements are burdensome and include a provision for progressively tightening the BOF stack opacity limit over time. It appears that the standard will be issued by the end of February 2003, becoming effective three years later. The Company is investigating means of becoming exempt from the standard, both directly and joined with the American Iron and Steel Institute. The additional monitoring costs are not expected to be material. The BOF stack opacity limitation could eventually lead to modifications to the control system technology, the cost of which could be material.

     A RCRA hazardous waste and liquid industrial waste (“LIW”) inspection of the Company’s facilities was conducted jointly by the EPA and the MDEQ in 2002. The RCRA portion looked at hazardous waste handling, and the LIW portion looked at liquid industrial waste practices. The MDEQ issued a letter which raised four concerns. The Company’s response explained why the conditions were not in violation of rules and identified actions taken to eliminate the concerns expressed. The EPA has not identified any significant concerns. There is insufficient information at this time to predict an outcome from the inspection.

     Revisions to the existing federal and state spill control regulations were issued in 2002. These revisions expand the scope of materials covered and dictate new management and containment requirements for bulk liquid storage and handling. A consultant will be hired to revise the Company’s spill control plan and provide recommendations for procedures and installations required. Installation of tank gauges, and additional paving, curbs and sumps for spill containment may be required. Anticipated facility upgrades are not expected to be material.

     In December 2002, DIG experienced exceedances to its permit limits for sulfur dioxide. The Company and DIG dispute the financial responsibilities arising from these exceedances. DIG has asserted certain claims against the Company which the Company believes are without merit. In January 2003, the Company sent notice to DIG of its intention to initiate arbitration of all of the issues related to DIG’s supply of electricity and steam and purchase of blast furnace gas.

     On January 2, 2003, the MDEQ issued an LOV for an odor incident presumed to be associated with the blast furnace slag pits operated on site by the Edward C. Levy Company (“Levy”). It has not been established at this time whether the LOV is factually supported. However, the Company’s contract with Levy identifies Levy as responsible for compliance and includes indemnification for claims arising from Levy’s operations. Under these circumstances, it is unknown whether MDEQ contemplates taking further enforcement action with respect to this matter.

     On January 16, 2003, the EPA issued a Notice of Federal Interest (“Notice of Interest”) in an oil pollution incident to a number of parties, including Rouge Steel. This Notice of Interest related to an alleged pollution incident that occurred or threatened to occur on or about October 22, 2002 at Sybill (“SRS Environmental”). SRS Environmental was a vendor for Rouge Steel that collected and processed used oil through July of 2002. Recently, the EPA has indicated that it intends to conduct a removal action at this location. Alternatively, the EPA is encouraging generators of material sent to this facility to promptly agree to conduct a voluntary removal action. Due to the preliminary nature of this matter, at this time, Rouge Steel is not able to estimate the impact on the Company’s results of operations or financial position.

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

Item 2. Properties.

     Rouge Steel’s integrated single-site facility is located on a 457-acre industrial site adjacent to Ford’s stamping, engine, frame, paint and assembly plants in Dearborn, Michigan. Rouge Steel is strategically located in the heart of the automotive manufacturing region and in an area where many customers of flat rolled steel are situated. The Company believes that Rouge Steel’s single-site location is a strategic advantage because it permits reduced transportation costs, increased efficiencies and better management response times.

     Rouge Steel’s facilities include three blast furnaces (one of which has been idle since 1988), two basic oxygen furnaces, one waste oxide reclamation facility (which is leased and has been idle since 2000), two electric arc furnaces (which have been idle since 1992), two ladle refining facilities, a vacuum degassing facility, one three-strand continuous caster, one hot strip mill, three pickle lines, one tandem mill, two annealing facilities (one of which is a hydrogen annealing facility), two temper mills, two slitters and one recoil welder. In addition, Rouge Steel owns a 50% interest in Double Eagle, the world’s largest electrogalvanizing facility and a 60% interest in certain power and utility assets, including the Powerhouse that was managed, operated and maintained by Ford (which owns the other 40%). On February 1, 1999, an explosion and fire at the Powerhouse curtailed the supply of utilities which resulted in the temporary idling of the Company’s steel making facilities and destroyed the Powerhouse. Prior to the Powerhouse explosion, Ford and Rouge Steel had entered an agreement for long-term energy services with CMS, which has built and is operating a co-generation power plant. Along with Rouge Steel’s properties, Rouge Industries owns (i) a 48% interest in Spartan Steel, a cold rolled hot dip galvanizing facility; (ii) a 45% interest in EVTAC, an iron ore mining and pellet producing facility; and (iii) a 49% interest in Delaco Steel Processing, a steel processor.

Item 3. Legal Proceedings.

Environmental Lawsuit

     In 2002, the Company agreed to the Consent Decree to settle a multimedia enforcement action filed by the EPA, the County and the MDEQ against Rouge Steel in the Court. In 2000, the EPA filed the EPA Complaint against Rouge Steel in the Court. The EPA Complaint alleged violations of the Clean Air Act, the State’s opacity emissions standards and certain violations of RCRA. At the same time, the County filed the County Complaint against Rouge Steel in the Court. The County Complaint alleged violations of the opacity emissions standards of the Wayne County Air Pollution Control Ordinance. The County’s allegations of non-compliance with the Clean Air Act paralleled those in the EPA Complaint. The County and the EPA agreed to jointly settle the claims resulting in the consolidation of the actions. Subsequently, through a stipulation filed with the Court in 2002, the State joined with the County and the EPA as a party to the settlement of this matter. The County Complaint also alleged claims under the Michigan

Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, in 2001, the County relinquished enforcement of air quality matters to the State. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Consent Decree imposed $462,488 in penalties to be paid in four installments.

     The Consent Decree also includes a requirement for the Company to demonstrate compliance with visible emission (opacity) standards at each of the two blast furnaces, the BOF roof monitor and the BOF electrostatic precipitator stack by February 2003. The Company demonstrated compliance at its smaller blast furnace in September 2002 and BOF electrostatic precipitator stack in October 2002. There were four exceedances at the BOF roof monitor during the October 2002 compliance demonstration test. The compliance demonstration at the Company’s larger blast furnace was successfully completed in February 2003.

     The occurrence of exceedances during a compliance demonstration triggers a process of identification and implementation of additional operating and maintenance practices and/or emission control technologies, acceptable to the EPA, to achieve compliance with opacity standards. Such corrective actions could require substantial capital expenditures for additional pollution control equipment. With respect to the BOF roof monitor exceedances, the Company is required to notify the EPA of its proposed operating and maintenance practices and/or emission control technology changes by March 10, 2003. The Company has identified and implemented corrective actions that it believes will not require substantial capital expenditures.

Powerhouse Related Lawsuits

     Rouge Steel has been served with 14 lawsuits filed by 17 current or former Ford employees and two Rouge Steel employees, claiming unspecified injuries relating to the February 1, 1999 Powerhouse explosion. Rouge Steel’s insurers have assumed the defense and indemnity obligations for these lawsuits under a reservation of rights citing the 2001 settlement between Ford and Rouge Steel with respect to the Powerhouse explosion as possibly impacting their coverage obligations.

Notice of Intent for Dispute Resolution

     In 2000, Rouge Steel, Ford and DIG entered a Memorandum of Agreement (“MOA”) regarding additional obligations of each party with respect to the co-generation power plant built and operated by DIG. The failure of DIG to acknowledge a contractually mandated blast furnace gas delivery date and to purchase all of the blast furnace gas the Company generates as provided for in the Blast Furnace Gas Purchase Agreement has been financially injurious to the Company. The Company also has incurred substantial damages resulting from DIG-related steam quality and reliability and electrical outage issues.

     In addition, DIG has asserted certain claims against the Company pursuant to the MOA. The Company’s attempts to negotiate a settlement agreement with DIG on all open matters have been unsuccessful to date and the Company has given notice to DIG that it intends to pursue the alternate dispute resolution provision of its agreements, including arbitration.

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, if taken in the aggregate, could have a materially adverse effect on the Company’s results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of December 31, 2002, certain information with respect to the executive officers of Rouge Industries and Rouge Steel. Executive officers are chosen by the Board of Directors of the Company at the first meeting of the Board after each annual meeting of stockholders. Officers of the Company serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship among any of the officers or directors.

Name	Age	Position

Carl L. Valdiserri	66	Chairman and Chief Executive Officer
Gary P. Latendresse	59	Vice Chairman and Chief Financial Officer
William E. Hornberger	56	Senior Vice President, Corporate Relations and External Affairs
Christopher Kristock	44	Vice President, Advanced Engineering, Quality Assurance and Technical Services
Ronald J. Nock	50	Senior Vice President, Commercial and Strategic Planning
Martin Szymanski	49	Vice President, General Counsel and Secretary
Wilbur Winland	48	Vice President, Operations

Business Experience

     Mr. Valdiserri has been Chairman and Chief Executive Officer of the Company since 1989. From 1987 until 1989 he was an independent consultant regarding the steel industry, principally to The Chase Manhattan Bank, N.A. From 1982 until 1987, Mr. Valdiserri was Executive Vice President of Weirton Steel Corporation. Mr. Valdiserri joined the Weirton Division of National Steel Corporation in 1978. He was Chief Engineer in the Great Lakes Division of National Steel Corporation from 1973 to 1978 and held various other engineering positions from 1964 to 1972. He began his career with Wheeling-Pittsburgh Steel Corporation in 1958. Mr. Valdiserri has 44 years of experience in the steel manufacturing industry.

     Mr. Latendresse has been Vice Chairman and Chief Financial Officer since July 1999. From January 1998 to July 1999, he was Executive Vice President and Chief Financial Officer. Mr. Latendresse was Vice President and Chief Financial Officer from 1992 to 1997. He became a director of the Company in 1992. He was Vice President, Finance and Controller from 1987 until 1992. Mr. Latendresse has held various financial positions with the Company and Ford for 34 years. Mr. Latendresse has 34 years of experience in the steel manufacturing industry. Mr. Latendresse is also the Treasurer and Assistant Secretary of the Company.

     Mr. Hornberger has been Senior Vice President, Corporate Relations and External Affairs since October 1999. He was Vice President, Employee Relations and Public Affairs from 1992 to 1999. From 1987 to 1992, he was Vice President, Employee Relations. Mr. Hornberger has held various employee relations positions at Rouge Steel and Ford since 1973. He has 19 years of experience in the steel manufacturing industry.

     Mr. Kristock has been Vice President, Advanced Engineering, Quality Assurance and Technical Service since October 1999. He was Director, Advanced Engineering, Quality Assurance and Technical Service from 1998 to October 1999, Manager, Quality Assurance from

1993 to 1998, and Quality Systems Implementation Manager from 1990 to 1993. Prior to that, Mr. Kristock held various metallurgical and quality assurance positions with the Company from 1984 to 1993. Mr. Kristock began his career in 1981 with Jones and Laughlin Steel and has 22 years of experience in the steel manufacturing industry.

     Mr. Nock has been Senior Vice President, Commercial and Strategic Planning since January 2000. He served as Vice President, Sales and Marketing from 1988 through 1999. Mr. Nock held various positions at the Company since 1982, including Manager of Sales and Sales Representative. He has 27 years of experience in the steel manufacturing industry.

     Mr. Szymanski has been Vice President, General Counsel and Secretary since October 1999. He served as General Counsel and Secretary from January 1998 to October 1999. From January 1997 to December 1997, he was Associate General Counsel of the Company. From 1990 through 1996, he served as General Counsel and Assistant Secretary of Modern Engineering, Inc., a Warren, Michigan-based tier one automotive technical services, prototype and assembly tooling supplier. Prior to that, he held key legal assignments at Stroh Brewery Company and Fruehauf Corporation. Mr. Szymanski has over 24 years of corporate and private practice legal experience.

     Mr. Winland has been Vice President, Operations since June 1998. Prior to his assuming his present position, he was Manager, Finishing Operations from 1997 to June 1998. He held managerial positions with the Company in the Hot Mills, Cold Mills, Continuous Caster, Blast Furnaces and Labor Relations from 1984 to 1997. Mr. Winland began his career at Wheeling-Pittsburgh Steel Corporation in 1976 and has 26 years experience in the steel manufacturing industry.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

     As of December 31, 2002, there were (i) 15,107,154 shares of class A common stock, par value $0.01 per share (the “Class A Common Stock”), issued and outstanding and held by approximately 7,000 stockholders of record, and (ii) 7,140,400 shares of class B common stock, par value $0.01 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), issued and outstanding and held by one stockholder of record, Carl L. Valdiserri. The principal market for the Class A Common Stock is the New York Stock Exchange, Inc. (the “NYSE”). The Class B Common Stock is not listed for trading on any securities exchange.

     Quarterly cash dividends of $0.03 per share of Common Stock were paid on January 19, 2001. The dividend was reduced to $0.02 per share on March 8, 2001 and quarterly cash dividends of $0.02 per share were paid on April 20 and July 20, 2001. On September 28, 2001, the Company’s Board of Directors eliminated cash dividends. Future dividends on the Common Stock, if any, are payable in cash or shares of Class A Common Stock, at the discretion of the Board of Directors of the Company. The Company’s Certificate of Incorporation provides that (i) no dividends be paid on the Class B Common Stock unless a dividend (equal to the dividend declared and paid to the holders of Class B Common Stock) is declared and paid on the Class A Common Stock and (ii) any dividend paid on the Class B Common Stock will be paid only in shares of Class A Common Stock or cash. Holders of Class A Common Stock and Class B Common Stock will be entitled to share ratably, as a single class, in any dividends paid on the Common Stock. The declaration and payment of dividends on the Common Stock will be subject to a quarterly review by the Board of Directors of the Company. The timing and amount of dividends, if any, will depend, among other things, on the Company’s funding obligations with respect to profit sharing plans, results of operations, financial condition, cash requirements, restrictions, if any, in loan agreements, obligations with respect to preferred stock, if any, and other factors deemed relevant by the Board of Directors.

     The Company’s Class A Common Stock has been listed for trading on the NYSE since March 29, 1994 under the symbol ROU. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Class A Common Stock. The closing sale price of the Company’s Class A Common Stock on February 5, 2003 was $0.83.

2002	High	Low

First Quarter	$1.45	$0.63
Second Quarter	1.80	1.27
Third Quarter	1.80	1.00
Fourth Quarter	1.40	0.84

2001	High	Low

First Quarter	$3.06	$1.75
Second Quarter	2.59	1.55
Third Quarter	2.50	0.63
Fourth Quarter	1.90	0.61

Item 6. Selected Financial Data.

     The Statement of Operations data and Balance Sheet data in the following table present selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 2002. This information should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31

	2002		2001		2000		1999		1998

	(dollars in millions, except per share amounts)
Statement of Operations Data
Total Sales	$1,127.0		$923.5		$1,099.8		$995.6		$1,193.0
Operating Income (Loss)	(77.0	)(2)	(190.7	)(1)	(166.8	)(1)	(254.1	)(1)	35.1
Net Interest Income (Expense)	(10.4)		(8.4)		(4.3)		(2.1)		0.7
Insurance Recovery	31.4		81.5		91.0		177.4		—
Income Tax (Provision) Benefit	2.5		—		(37.3)		30.5		(8.7)
Net Income (Loss)	(52.3	)(2)	(111.5	) (1)	(117.3	)(1)	(47.8	) (1)	23.4
Per Share Data
Net Income (Loss) — Basic and Diluted	$(2.35)		$(5.01)		$(5.29)		$(2.16)		$1.06
Cash Dividends Declared	—		0.04		0.12		0.12		0.12
Weighted-Average Shares Outstanding (000)	22,247		22,242		22,158		22,122		22,025

	December 31

	2002	2001	2000	1999	1998

		(dollars in millions)
Balance Sheet Data
Working Capital	$23.4	$(42.7)	$117.8	$198.3	$212.4
Property, Plant, and Equipment, Net	215.0	237.2	244.4	278.6	258.1
Total Assets	652.4	673.3	741.0	867.6	768.9
Long-Term and Short-Term Debt	186.2	145.5	66.5	104.8	29.0
Stockholders’ Equity	79.5	170.6	292.8	409.8	459.6

	Years Ended December 31

	2002	2001		2000		1999		1998

Other Data
Net Tons Shipped (000)	2,707	2,440		2,570		2,320		2,630
Raw Steel Production (Mils) NT	3.1	2.8		2.9		2.2		3.1
Effective Capacity Utilization	96%	89%		92%		66%		94%
Purchased Slabs (000) NT	61	—		91		351		76
Number of Employees at Year-End (3)	2,705	2,684		2,881		3,006		3,108
Average Hourly Labor Rate	$33.92	$32.18		$31.26	(4)	$31.28		$30.25	(4)
Total Sales per Employee (000) (3)	417	344		382		331		384
Hours Worked per Net Ton Produced (3)	2.52	2.79		2.67		2.94		2.81
Operating Income (Loss) per Net Ton Shipped	$(28)	$(78	) (1)	$(65	)(1)	$(110	) (1)	$13
Capital Expenditures (Mils) (5)	24.2	17.7		21.4		80.5		31.8

(1)	Operating loss and net loss for the year ended December 31, 2001 include the pre-tax effect of business interruption and property damage losses of $23.7 million (or $10 per ton shipped) resulting from the February 1, 1999 Powerhouse explosion. Net loss for the year ended December 31, 2001 also includes the offsetting impact of $81.5 million of pre-tax insurance recovery. Operating loss and net loss for the year ended December 31, 2000 include the pre-tax effect of business interruption and property damage losses of $72.0 million (or $28 per net ton shipped) resulting from the Powerhouse explosion. Net loss for the year ended December 31, 2000 also includes the offsetting impact of $84.3 million of pre-tax insurance recovery. Operating loss and net loss for the year ended December 31, 1999 include the pre-tax effect of business interruption and property damage losses of $217.4 million (or $94 per net ton shipped) resulting from the Powerhouse explosion. Net loss for the year ended December 31, 1999 also includes the offsetting impact of $177.4 million of pre-tax insurance recovery.

(2)	Operating loss and net loss for the year ended December 31, 2002 include the pre-tax effect of business interruption and property damage losses of $41.7 million (or $15 per ton shipped) resulting from the December 15, 2001 Double Eagle fire. Net loss for the year ended December 31, 2002 also includes the offsetting impact of $31.4 million of pre-tax insurance recovery.

(3)	Includes all hourly and salaried employees.

(4)	Includes $0.21 per hour in 2000 and $0.29 per hour in 1998 paid or accrued pursuant to the Rouge Steel Company Profit Sharing Plan for Hourly Employees. Due to losses sustained in 1999 and 2001, no amounts were paid or accrued. The amount paid with respect to 2000 was the result of the favorable impact of the partial settlement of the Powerhouse explosion insurance claim in the second quarter.

(5)	Includes capital expenditures paid or accrued and investments in unconsolidated subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements which begin on page 43.

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

     Other than Rouge Steel, Rouge Industries’ wholly-owned subsidiaries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in two Michigan-based joint ventures. Eveleth holds a minority interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation. Rouge Steel holds a 50% interest in Double Eagle Steel Coating Company (“Double Eagle”), a Michigan based joint venture.

     On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. The loss of power resulted in a 93-day shutdown of Rouge Steel’s steel making facilities. Continuing business interruption and Powerhouse property damage expenses in 2000 and 2001, along with a partial settlement of the insurance claim in 2000 and the full settlement in 2001, affected the Company’s results of operations in those years. Consequently, comparisons between 2002 and 2001 and between 2001 and 2000 may not be meaningful.

     During the mid-1990’s, the Company experienced a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. Next, in 2000, natural gas prices began to rise causing a considerable increase in the Company’s costs of goods sold. In addition, in late 2001, a fire occurred at Double Eagle, the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

     The Company continues to face difficult market conditions, although steel product prices in the spot market and demand for the Company’s products improved during 2002. The low prices during the past three years, the cash strain caused by the Powerhouse explosion and the Double Eagle fire and contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint ventures. The first subordinated credit facility was obtained in late 2001 and during 2002, the Company secured an additional $10 million loan, which is tied to a long-term supply contract with a raw material supplier. Additionally, the Company has undertaken an aggressive cost reduction program and reduced capital expenditures in order to help conserve cash.

     The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Bush Administration’s Section 201 relief, and its sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     The following table summarizes the annual raw steel capacity, raw steel production, utilization rates and finished shipment information for the domestic steel industry (as reported by the American Iron and Steel Institute) and for Rouge Steel for the years from 2000 through 2002:

	Years Ended December 31

	2002	2001	2000

	(in millions of tons except utilization)
Domestic Industry
Raw Steel Capacity	113.1	125.8	130.3
Raw Steel Production	101.7	100.9	111.0
Utilization	89.9%	80.4%	92.1%
Finished Shipments	98.5	99.4	109.1
Rouge Steel
Raw Steel Capacity	3.2	3.2	3.2
Raw Steel Production	3.1	2.8	2.9
Utilization	96.2%	88.9%	92.1%
Finished Shipments	2.7	2.4	2.6

     The cyclicality of the steel industry and the domestic economy affects the Company’s steel product prices. To protect itself from the volatile nature of prices in the domestic steel industry, the Company sells more than one half of its steel products pursuant to fixed price contracts, under which prices are typically set annually. In 2003, a significant portion of the Company’s contract prices will increase over 2002. The Company’s financial results are significantly affected by relatively small (on a percentage basis) variations in the realized prices for its products. For example, Rouge Industries shipped 2.7 million net tons of steel products and recorded total sales of $1,127.0 million during 2002, implying an average realized price per ton of $416. A one percent increase or decrease in this implied average realized price during 2002 would, on a pro forma basis, have resulted in an increase or decrease in total sales and pre-tax income of approximately $11 million. The competitive pressures in the domestic steel industry affect the prices that the Company can charge for its products and, ultimately, its profitability. These pressures could limit the Company’s ability to obtain price increases or could lead to a further decline in prices which could have a materially adverse effect on Rouge Industries.

     Prices in the domestic steel industry have been volatile for a number of years. In 1994, prices reached the highest level since 1988. By mid-1995, however, prices began to soften despite the strong demand for steel. In 1996, there was some strengthening of prices but in 1997, prices declined. When unprecedented levels of imports saturated the U.S. in 1998, prices declined dramatically. In late 1999 and early 2000, prices made a modest recovery, but never reached the early-1998 levels. By the second half of 2000, prices again declined considerably. Despite operating losses by nearly all of the domestic integrated steel producers, prices continued to deteriorate throughout 2001. The Company’s average realized price is still not as high as it was in 1998. Spot market prices improved in 2002, but changes in price still depend on factors such as the impact of the Bush Administration’s Section 201 relief and whether there will be further consolidation in the steel industry. Spot market prices reached their peak in the third quarter of 2002 and they have deteriorated since that time.

     Total Sales. The Company’s total sales are a function of net tons shipped, prices and mix of products. The following table sets forth the percentage of the Company’s steel product revenues represented by each of its product types for each of the years from 2000 through 2002:

	Years Ended December 31

	2002	2001	2000

Hot Rolled	40.5%	39.9%	37.5%
Cold Rolled	24.6	21.2	25.5
Electrogalvanized	17.4	19.1	20.5
Hot Dip Galvanized	17.5	19.8	16.5

Total	100.0%	100.0%	100.0%

     Costs of Goods Sold. The principal elements constituting Rouge Industries’ costs of goods sold are raw materials, labor and energy.

     The major raw materials and energy used by the Company in its production process are coke, iron ore pellets, steel scrap, natural gas, electricity, steam, oxygen and nitrogen. Iron ore pellets were purchased from EVTAC pursuant to a pellet purchase agreement which expired in 2002. The Company’s wholly-owned subsidiary, Eveleth, continues to hold a 45% interest in EVTAC, but beginning in 2003, the Company will purchase all of its pellets from Cleveland-Cliffs Inc.

     Rouge Steel’s hourly production and maintenance employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, UAW (the “UAW”) and are working under a labor contract which expires on August 1, 2004.

     The Company uses between 16 million and 19 million MMBTUs of natural gas per year in its blast furnaces, hot strip mill and cold mills. The cost of natural gas increased dramatically during 2000 and stayed high in 2001 and 2002.

     Outside processing costs, which are principally costs for value-added processing that the Company cannot perform at Rouge Steel’s integrated facility, have always been an element of the Company’s costs of goods sold. The Company’s joint ventures increased the outside processing and related costs. However, Rouge Industries believes that the incremental revenue generated from additional sales of value-added products produced by the joint ventures has exceeded such cost increases.

Double Eagle Insurance Claim

     On December 15, 2001, a major fire at Double Eagle halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September 2002.

     The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire - Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Gains from proceeds relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

     Pursuant to the accounting methodology described above, during 2002, the Company recorded insurance recoveries with respect to the Double Eagle fire of $31.4 million. At December 31, 2002, the Company had a deferred insurance recovery liability with respect to the Double Eagle fire of $13.9 million, which represents advances from insurers in excess of recoverable costs recorded. The deferred insurance recovery was recorded in connection with capitalized repair costs and will be recognized in income when the claim is settled. Recoverable costs are net of a deductible of $7.5 million and reserves of $3.4 million at December 31, 2002. Advances from the insurance carriers total $33.3 million through December 31, 2002. Additional advances of $10.0 million were received through February 5, 2003.

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

     Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. In 2001, as a result of these obligations with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, the Company recorded an accrual of $14.6 million for these anticipated costs. As of December 31, 2002, the Company has spent $9.2 million for such costs.

Results of Operations

Year Ended December 31, 2002 versus Year Ended December 31, 2001

     Total Sales. Total sales increased 22.0% in 2002 to $1,127.0 million from $923.5 million in 2001, an increase of $203.5 million. The increase in total sales in 2002 was caused principally by higher steel product prices and shipments. Average realized revenue per ton increased 9.7% in 2002 to $416 from $379 per ton in 2001, an increase of $37 per ton. The increase in average realized revenue per ton was the result of considerably higher steel prices in 2002. The increase in steel prices was due to the impact of the reduction in steelmaking capacity resulting from the closure of bankrupt steel companies in late 2001 and, to a lesser extent, the tariffs imposed by the Bush Administration pursuant to Section 201 of the U.S. Trade Act of 1974. Steel product shipments increased 11.0% in 2002 to 2,707,000 net tons from 2,440,000 net tons in 2001, an increase of 267,000 net tons.

     Costs and Expenses. Total costs and expenses increased 8.1% in 2002 to $1,204.0 million from $1,114.3 million in 2001, an increase of $89.7 million. Costs of goods sold increased 8.9% in 2002 to $1,162.2 million from $1,067.7 million in 2001, an increase of $94.5 million. The increase in costs of goods sold was primarily due to the higher shipments discussed above, costs associated with the Double Eagle fire and increased costs for health care and other fringe benefits, partially offset by an effective cost reduction effort, the absence of a temporary blast furnace shutdown, lower natural gas prices, lower costs related to the Powerhouse explosion and improved productivity in primary operations. The Company’s blast furnaces set an annual production record in 2002. Costs of goods sold in 2002 was 103.1% of total sales, down from 115.6% of total sales in 2001 primarily as a result of price increases. Selling and administrative expenses decreased 17.2% in 2002 to $17.1 million from $20.6 million in 2001, a decrease of $3.5 million. The decrease in selling and administrative expenses was the result of a reduction in the Michigan Single Business Tax expense due to recently passed legislation permitting tax credits for Michigan iron ore consumption as well as lower professional service costs associated with the Powerhouse explosion insurance claim in 2001. The Company’s operating cost per net ton shipped decreased 2.6% in 2002 to $445 per net ton from $457 per net ton in 2001, a decrease of $12 per net ton. The decrease was primarily the result of favorable economics on certain utilities, materials and fuels and the Company’s effective cost reduction effort. The Company has embarked on a plan to implement cost reduction projects throughout the organization.

     Operating Loss. The operating loss decreased 59.6% in 2002 to $77.0 million from $190.7 million in 2001, a decrease of $113.7 million. The decrease is primarily the result of significantly higher steel product selling prices, improved productivity and aggressive cost reductions, partially offset by costs associated with the Double Eagle fire and higher health care costs.

     Interest Expense. Interest expense increased 18.5% in 2002 to $10.4 million from $8.8 million in 2001, an increase of $1.6 million. The increase in interest expense was the result of higher debt in 2002 resulting primarily from operating losses. The average debt balance in 2002 was $168.6 million compared to $100.6 million in 2001.

     Insurance Recovery. The Company recognized $31.4 million of income in 2002 for insurance recoveries related to the Double Eagle fire. It recognized $81.5 million of income for insurance recoveries related to the Powerhouse explosion in 2001. Insurance recoveries in 2002 were $50.1 million lower than in 2001.

     Other — Net. Other-net increased in 2002 to $6.0 million from $2.1 million in 2001, an increase of $3.9 million. The increase is due to the Company’s sale of its joint venture interest in TWB Company, L.L.C., which caused a writeoff of $4.5 million.

     Income Tax Benefit. An income tax benefit of $2.5 million was recorded in 2002 as a result of a refund relating to the implementation of a provision in the “Job Creation and Worker Assistance Act of 2002” allowing for a five-year carryback of net operating losses. In 2001, the Company did not record an income tax benefit or provision.

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

     Costs and Expenses. Total costs and expenses decreased 12.0% in 2001 to $1,114.3 million from $1,266.6 million in 2000, a decrease of $152.3 million. Costs of goods sold decreased 9.8% in 2001 to $1,067.7 million from $1,183.2 million in 2000, a decrease of $115.5 million. The decrease in costs of goods sold was primarily due to the lower shipments discussed above, lower costs associated with the Powerhouse explosion, an effective cost reduction effort and lower utility costs partially offset by higher natural gas prices. Costs of goods sold in 2001 was 115.6% of total sales, up from 107.6% of total sales in 2000. Depreciation and amortization decreased

54.2% in 2001 to $26.0 million from $56.7 million in 2000, a decrease of $30.7 million. The decrease in depreciation and amortization is attributable to lower amortization of the cost of the temporary steam boilers and electrical distribution systems installed to provide the Company with steam and electricity after the Powerhouse explosion. The temporary facilities, which were placed into service in the second quarter of 1999, were amortized over the period from the second quarter of 1999 through December 31, 2000. Selling and administrative expenses decreased 22.8% in 2001 to $20.6 million from $26.7 million in 2000, a decrease of $6.1 million . The decrease in selling and administrative expenses was the result of considerably lower fees paid to professional service firms to assist with the Powerhouse explosion insurance claim, lower salaried labor costs and lower spending by administrative departments resulting from an aggressive cost reduction effort. The Company’s operating cost per net ton shipped decreased 7.3% in 2001 to $457 per net ton from $493 per net ton in 2000, a decrease of $36 per net ton. The decrease was primarily the result of lower spending from an aggressive cost reduction effort, lower costs related to the Powerhouse explosion, lower depreciation and amortization expense and lower selling and administrative expenses.

     Operating Loss. The operating loss increased 14.3% in 2001 to $190.7 million from $166.8 million in 2000, an increase of $23.9 million. The increase is primarily the result of significantly lower steel product selling prices and higher natural gas costs, partially offset by lower spending from an aggressive cost reduction effort, lower costs related to the Powerhouse explosion, lower depreciation and amortization expense and lower selling and administrative expenses.

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

Liquidity and Capital Resources

     During the mid-1990’s, the Company experienced a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. Next, in 2000, natural gas prices began to rise causing a considerable increase in the Company’s costs of goods sold. In addition, in late 2001, a fire occurred at Double Eagle, the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

     The Company continues to face difficult market conditions, although steel product prices in the spot market and demand for the Company’s products improved during 2002. The low prices during the past three years, the cash strain caused by the Powerhouse explosion and the Double Eagle fire and contractual issues related to the contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint ventures. During the year ended December 31, 2002, the Company’s borrowings increased from $145.5 million to $186.2 million.

     The Company’s liquidity is dependent on operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Section 201 filings, and its sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     Cash and cash equivalents on December 31, 2002 totaled $2.6 million compared to $3.2 million on December 31, 2001, a decrease of $600,000. Cash used for operating activities was offset by cash provided by financing activities during 2002.

     Cash Flows from Operating Activities. Net cash used for operating activities was $31.1 million in 2002 compared to $59.8 million in 2001. The net decrease of $28.7 million was comprised primarily of lower net loss and deferred insurance recovery partially offset by higher accounts receivable caused by the increase in the volume and price of the steel sold by the Company and lower accounts payable.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, was $23.1 million in 2002 compared to $23.3 million in 2001, a decrease of $200,000. The decrease is the result of an effort to reduce capital spending in order to conserve cash offset by costs incurred to rebuild Double Eagle. In 2003, the Company plans to spend approximately $25 million on capital items, which will be generally directed at maintaining plant efficiency and product quality.

     Credit Facilities. The Company has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. There is one financial covenant in the Credit Agreement, which is an excess availability minimum of $25 million. There is also a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. At December 31, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $156.2 million, of which it could borrow up to $129.9 million without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $101.2 million as of December 31, 2002. The Credit Agreement bears an unused line fee of 0.375%. The revolving loans provided for under the Credit Agreement bear interest, at the option of the Company, at a rate equal to either (i) the base rate, which is the higher of the prime rate or the federal funds rate, plus a margin ranging from 0.25% to 1.00% depending on excess availability under the Credit Agreement during the prior quarter, or (ii) the LIBOR rate plus a margin ranging from 2.25% to 3.00% depending on the Company’s excess availability under the Credit Agreement during the prior quarter.

     During 2002, the Company secured a $10 million loan from Cleveland-Cliffs Inc (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. The Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement.

     The Company also has a $75 million credit facility (the “Ford Facility”). The Ford Facility, expires on June 30, 2004 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement and the Cliffs Facility, has a third security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement.

     Contractual Obligations and Other Commercial Commitments. The Company has certain obligations with various parties that include commitments to make future payments. Such obligations are presented below.

	Contractual Obligations with Payments Due

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

		(Dollars in millions)
Short-Term Debt (1)	$101.2	$101.2	$—	$—	$—
Long-Term Debt (2)	85.0	—	80.0	5.0	—
Operating Leases (3)	31.1	14.7	16.1	0.3	—
Unconditional Purchase Obligations (4)	662.3	86.9	259.6	284.6	31.2

Total	$879.6	$202.8	$355.7	$289.9	$31.2

(1)	Includes $101.2 million of debt outstanding under the Credit Agreement. This amount is classified as an obligation with payments due in less than one year because of a subjective acceleration clause in the Credit Agreement.

(2)	Includes $75.0 million of debt outstanding under the Ford Facility and $10.0 million of debt outstanding under the Cliffs Facility.

(3)	Includes the Company’s operating lease for its Waste Oxide Reclamation Facility and mobile equipment rentals.

(4)	Includes $75.2 million per year until 2006 for minimum pellet purchases and $263.2 million in 2007 to recognize a five-year aggregate minimum pellet purchase obligation, $9.4 million per year until 2011 for minimum oxygen purchases, $1.3 million per year until 2011 for minimum nitrogen purchases, and $972,000 per year until 2005 for minimum hydrogen purchases.

	Other Commercial Commitments which Expire by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

		(Dollars in millions)
Standby Letters of Credit (1)	$1.3	$1.3	$—	$—	$—
Guarantees (2)	2.2	1.0	1.2	—	—

Total Commercial Commitments	$3.5	$2.3	$1.2	$—	$—

(1)	Includes $1.0 million to the State of Michigan Bureau of Workers’ Compensation and $300,000 as collateral under the Company’s automobile insurance program.

(2)	Includes amount guaranteed to a bank in favor of Delaco Processing, L.L.C., a 49% owned joint venture.

Off-Balance Sheet Arrangements

     The Company has certain off-balance sheet arrangements that affect its financial condition, liquidity and results of operations. These arrangements are described below.

     Delaco Steel Processing Guarantee. Rouge Industries and Delaco Steel Corporation (the “Delaco Guarantors”) have agreed to jointly and severally guarantee a $2,223,000 credit facility for Delaco Steel Processing (the “Delaco Guarantee”). As of December 31, 2002, Delaco Steel Processing, the Company’s 49% owned steel slitting and blanking joint venture, had borrowings of $1,263,000 outstanding under its credit facility. The Delaco Guarantors agreed to the Delaco Guarantee in order to induce the bank to make a loan to Delaco Steel Processing. The obligations under the guarantee remain in effect until Delaco Steel Processing repays all amounts due to the bank. In the event that Delaco Steel Processing does not have sufficient funding to meet its obligations as they become due, the Delaco Guarantors would be required to fund such obligations. The Delaco Guarantors also have agreed to jointly and severally insure that Delaco Steel Processing maintains a positive Net Worth at all times. There is no collateral with respect to the Delaco Guarantee, nor are there any recourse provisions that would enable the Company to recover any amounts paid under the Delaco Guarantee.

     Waste Oxide Lease. The Company has an operating lease with Banc One Leasing Corporation (“Banc One Leasing”) for its waste oxide reclamation facility. Payments totaling $13.4 million per year are due in 2003 and 2004. The lease expires on December 29, 2004. Bank One Leasing is secured by the waste oxide reclamation facility and a subordinated security interest in the Company’s equipment. The Company cannot economically justify operating the waste oxide reclamation facility and, consequently, the facility is shut down.

Environmental Matters

     General. The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Except as set forth below, the Company believes that its facilities are in material compliance with these provisions and does not believe that future compliance with such provisions will have a materially adverse effect on its results of operations or financial position. The Company has incurred capital expenditures in connection with matters relating to environmental control of approximately $5.4 million during the past four years. In addition, the Company has planned an aggregate of approximately $1 million in capital expenditures for environmental compliance for the years 2003 through 2005. Since environmental laws and regulations are becoming increasingly stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The costs for current and future environmental compliance may also place domestic steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations, and manufacturers of steel substitutes which are subject to less stringent environmental requirements.

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

     In 2000, Rouge Steel and Ford co-signed a Corrective Action Consent Order (the “Consent Order”) which committed both companies to a four-phase remediation program throughout the Rouge Complex. The Consent Order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost to the Company of the remediation required by the Consent Order will have a materially adverse effect on its results of operations or financial position.

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

     Recent Events. In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on air emissions. Pursuant to Title V of the Clean Air Act Amendments of 1990, the Company submitted an application for a facility operating permit (a “Title V Permit”) in 1997 with amendments in 1998. The Michigan Department of Environmental Quality (the “MDEQ”) issued a draft Title V Permit in 2002 and the Company is presently negotiating details of the requirements. The final permit will contain substantially increased monitoring of air pollution control equipment which is not expected to have a materially adverse effect on the Company’s results of operations or financial position.

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

     In 2000, the Company and Ford entered into a voluntary consent order (the “Voluntary Consent Order”) with the MDEQ. The Consent Order calls for a phased cleanup of waste management units and areas of concern at the Rouge Complex under the Michigan Natural Resources and Environmental Protection Act (“NREPA”) and allows utilization of the flexible cleanup standards of Part 201 of NREPA. The consent order calls for meeting remediation goals by 2005. Ford has agreed to pay for most of the remediation work, subject to its right to seek reimbursement from the Company for any cleanup costs that are subsequently shown to be outside the scope of Ford’s obligations to the Company under the Ford Indemnity. The Company has no information at this time to suggest that the cost of remediation required by the consent order will have a materially adverse effect on its results of operations or financial position.

     In 2002, the Company agreed to a consent decree (the “Consent Decree”) in a multimedia enforcement action filed by the EPA, Wayne County (the “County”) and the MDEQ against Rouge Steel in the United States District Court for the Eastern District of Michigan (the “Court”). In 2000, the EPA filed a complaint (the “EPA Complaint”) against Rouge Steel in the Court. The EPA Complaint alleged violations of the Clean Air Act, the State of Michigan’s (the “State’s”) opacity emissions standards and certain violations of RCRA. At the same time, the County filed a complaint (the “County Complaint”) against Rouge Steel in the Court. The County Complaint alleged violations of the opacity emissions standards of the Wayne County Air Pollution Control Ordinance. The County’s allegations of non-compliance with the Clean Air Act paralleled those in the EPA Complaint. The County and the EPA agreed to jointly settle the claims resulting in the consolidation of the actions. Subsequently, through a stipulation filed with the Court in 2002, the State joined with the County and the EPA as a party to the settlement of this matter. The County Complaint also alleged claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, in 2001, the County relinquished enforcement of air quality matters to the State. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Consent Decree imposed $462,488 in penalties to be paid in four installments.

     The Consent Decree also includes a requirement for the Company to demonstrate compliance with visible emission (opacity) standards at each of the two blast furnaces, the basic oxygen furnace (“BOF”) roof monitor and the BOF electrostatic precipitator stack by February 2003. The Company demonstrated compliance at its smaller blast furnace in September 2002 and BOF electrostatic precipitator stack in October 2002. There were four exceedances at the BOF roof monitor during the October 2002 compliance demonstration test. The compliance demonstration at the Company’s larger blast furnace was successfully completed in February 2003.

     The occurrence of exceedances during a compliance demonstration triggers a process of identification and implementation of additional operating and maintenance practices and/or emission control technologies, acceptable to the EPA, to achieve compliance with opacity standards. Such corrective actions could require substantial capital expenditures for additional pollution control equipment. With respect to the BOF roof monitor exceedances, the Company is required to notify the EPA of its proposed operating and maintenance practices and/or emission control technology changes by March 10, 2003. The Company has identified and implemented corrective actions that it believes will not require substantial capital expenditures.

     The County issued several Notices of Violation (“NOVs”) to the Company regarding opacity emissions during 2000 that were not included in the County Complaint. The County subsequently agreed to consolidate the enforcement of these alleged opacity NOVs in the joint settlement with the EPA discussed above. The Company’s disclosure of matters discussed herein does not indicate the Company’s acknowledgment of the validity of any claims made in connection therewith. The preliminary nature of these matters makes it difficult for the Company to predict the nature of their outcome or impact on the Company.

     In 2000, the EPA issued a Unilateral Administrative Order (the “Order”) to Rouge Steel pursuant to Section 7003(a) of RCRA. The Order directed the Company to take immediate measures to stop the exposure of wildlife and migratory birds to solid wastes and to develop and implement continuous emergency measures to eliminate contact by wildlife with the solid wastes at the Company’s Schaefer Road Waste Water Treatment Plant. Rouge Steel complied with the Order and submitted a continuing emergency measures workplan (“CEMW”) which the EPA approved. Since then, the EPA has taken issue with the effectiveness of the CEMW and with Rouge Steel’s implementation of the CEMW. In 2001, the EPA issued an NOV to Rouge Steel informing the Company that the EPA has determined that the Company is not complying with the Order nor the approved CEMW. Rouge Steel has raised vigorous objections to a number of the allegations contained in the NOV. The parties have conducted several negotiations to address these issues but have not yet reached a resolution. In February 2002, the EPA issued Rouge Steel a request for information pursuant to Section 3007 of RCRA seeking information regarding the Company’s Schaefer Road Waste Water Treatment Plant. The Company responded to this request. The preliminary nature of this matter makes it difficult for the Company to predict the nature of its outcome or its impact on the Company.

     The federal Maximum Achievable Control Technology (“MACT”) standard for hydrochloric acid pickling became effective in 2001. The standard includes requirements for operation, monitoring, maintenance and stack emissions. Stack tests for two of the three scrubbers met the emission standard in June 2002. A mist eliminator in the third scrubber was found to have deteriorated and did not meet the emission standard. Upon discovery of the malfunction, Rouge Steel promptly submitted notification of the malfunction to the MDEQ. The MDEQ issued a Letter of Violation (an “LOV”) for the initial results for the third scrubber. The new MACT standards for hydrochloric acid pickling lines specifically indicate the non-opacity emission standards do not apply during times of, among other things, malfunctions. Rouge Steel has contested the LOV based on a malfunction defense. Initial negotiations indicate that the MDEQ has neither asserted a demand for penalties nor requested further corrective measures. Due to the preliminary nature of this matter the Company is unable to assess its impact on the Company’s financial position or results of operations.

     In 2001, the EPA proposed a MACT standard for primary iron and steel operations. The standard will include requirements for operation, monitoring, maintenance, and opacity and stack emissions. The standard’s monitoring requirements are burdensome and include a provision for progressively tightening the BOF stack opacity limit over time. It appears that the standard will be issued by the end of February 2003, becoming effective three years later. The Company is investigating means of becoming exempt from the standard, both directly and joined with the American Iron and Steel Institute. The additional monitoring costs are not expected to be material. The BOF stack opacity limitation could eventually lead to modifications to the control system technology, the cost of which could be material.

     A RCRA hazardous waste and liquid industrial waste (“LIW”) inspection of the Company’s facilities was conducted jointly by the EPA and the MDEQ in 2002. The RCRA portion looked at hazardous waste handling, and the LIW portion looked at liquid industrial waste practices. The MDEQ issued a letter which raised four concerns. The Company’s response explained why the conditions were not in violation of rules and identified actions taken to eliminate the concerns expressed. The EPA has not identified any significant concerns. There is insufficient information at this time to predict an outcome from the inspection.

     Revisions to the existing federal and state spill control regulations were issued in 2002. These revisions expand the scope of materials covered and dictate new management and containment requirements for bulk liquid storage and handling. A consultant will be hired to revise the Company’s spill control plan and provide recommendations for procedures and installations required. Installation of tank gauges, and additional paving, curbs and sumps for spill containment may be required. Anticipated facility upgrades are not expected to be material.

     In December 2002, DIG experienced exceedances to its permit limits for sulfur dioxide. The Company and DIG dispute the financial responsibilities arising from these exceedances. DIG has asserted certain claims against the Company which the Company believes are without merit. In January 2003, the Company sent notice to DIG of its intention to initiate arbitration of all of the issues related to DIG’s supply of electricity and steam and purchase of blast furnace gas.

     On January 2, 2003, the MDEQ issued an LOV for an odor incident presumed to be associated with the blast furnace slag pits operated on site by the Edward C. Levy Company (“Levy”). It has not been established at this time whether the LOV is factually supported. However, the Company’s contract with Levy identifies Levy as responsible for compliance and includes indemnification for claims arising from its operations. Under these circumstances, it is unknown whether MDEQ contemplates taking further enforcement action with respect to this matter.

     On January 16, 2003, the EPA issued a Notice of Federal Interest (“Notice of Interest”) in an oil pollution incident to a number of parties, including Rouge Steel. This Notice of Interest related to an alleged pollution incident that occurred or threatened to occur on or about October 22, 2002 at Sybill (“SRS Environmental”). SRS Environmental was a vendor for Rouge Steel that collected and processed used oil through July of 2002. Recently the EPA has indicated that it intends to conduct a removal action at this location. Alternatively, the EPA is encouraging generators of material sent to this facility to promptly agree to conduct a voluntary removal action. Due to the preliminary nature of this matter, at this time, Rouge Steel is not able to estimate the impact on the Company’s results of operations or financial position.

Significant Accounting Policies

     The preparation of Rouge Industries’ consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. The Company believes the following accounting policies require the most difficult, subjective or complex judgments and estimates that are used in the preparation of its consolidated financial statements.

     Insurance Matters. Since the Powerhouse explosion in February 1999, the Company’s results have been significantly impacted by estimates of the timing and amount of costs incurred as a result of an insurable event and related insurance recoveries from third parties. The policies with respect to the timing of expenses and recovery recognition were outlined in the first Quarterly Report on Form 10-Q subsequent to the Powerhouse explosion and have been consistently followed by the Company since that time. The status of the contested amounts and contingencies were discussed and the amounts recorded each quarter were disclosed in the footnotes to the financial statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As additional insurable events have occurred, such as the fire at the Company’s Double Eagle joint venture, they have also been discussed and a consistent accounting treatment has been applied.

     On a quarterly basis, the Company considers all available information relating to costs incurred, including the extent of damage to its facilities as a result of the insurable event, costs incurred for rebuilding and repairs, business interruption costs and related remediation costs. The Company assesses the probability of recoveries and makes a determination as to the amount to be recorded each quarter based upon discussions with insurers, legal and financial advisors and the status of the insurance settlement process.

     Asset Impairments. Based on its recent operating losses, the Company has made estimates of the undiscounted future cash flow over the remaining useful lives of its operating assets to determine if the assets are impaired. As of December 31, 2002, the Company determined that no impairment existed. Estimates of future cash flows in volatile market conditions are inherently subjective and these estimates of future expected cash flows may change by a material amount in the future.

     Reserves and Valuation Allowances. The Company evaluates its significant reserves and valuation allowances and makes revisions to the estimates as required. The ultimate cost or loss to the Company changes as additional information regarding the uncertainty becomes available. The Company uses the following policies to establish these reserves:

•	Accounts Receivable Reserves — Management analyzes accounts receivable balances on an ongoing basis, including historical bad debt information, customer creditworthiness and current economic trends, to evaluate the adequacy of the allowances for accounts receivable. Current economic trends, which have led to an unprecedented level of steel industry corporate bankruptcies over the past two years, have created conditions of increased credit risk. The ability of the Company’s debtors to honor their obligations to the Company is dependent upon the automotive and steel industry economic sectors. The Company records appropriate provision for loss whenever reasonable doubt exists as to the collectibility of customer accounts receivable.

•	Environmental and Legal — Environmental and legal matters are evaluated on an individual occurrence basis. The Company works closely with its legal and environmental consultants and government agencies to estimate the cost of environmental and legal matters. Estimates are adjusted, both upward and downward, as information becomes available to support such changes. The Company also considers recoveries available pursuant to the environmental indemnification provisions of an agreement with the Company’s former owner.

•	Deferred Tax Assets — On a quarterly basis, the Company considers the likelihood of its ability to realize the future benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company utilizes information regarding historical and projected financial performance and other factors relating to the generation of taxable income as a basis for its estimates. During 2000, the Company determined that a valuation allowance was necessary for all of its net deferred tax assets. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

•	Inventories — The Company determines the cost of its steel product inventories under the last-in, first-out (“LIFO”) method. Consequently, the overall carrying value of inventories is less than the replacement cost. The LIFO reserve is based on management’s estimates of prices for raw materials and energy in the future. On an ongoing basis, management evaluates market conditions and changes its estimates accordingly.

     Pensions and Other Postemployment Benefits. Pension and other postemployment benefit (“OPEB”) expenses are based on, among other things, assumptions of the discount rate, estimated return on plan assets, wage and salary increases, the mortality of participants, and the current level and escalation of health care costs in the future. On an annual basis, management determines the assumptions to be used to compute pension and OPEB expense and pension contributions based upon discussions with the Company’s actuaries and other advisors. Changes in the factors named above and differences between actual and assumed changes in the present value of liabilities or assets of the Company’s plans could cause annual expense or contributions to increase or decrease materially from year to year. In 2002, the poor performance of the stock market resulted in a negative return on assets for Rouge Steel’s and EVTAC’s pension plans. As a result, Rouge Industries’ balance sheet and statement of changes in stockholders’ equity show an additional minimum pension liability adjustment of $38.7 million in 2002.

Other Events

     New Accounting Pronouncements. During 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 147, “Acquisitions of Certain Financial Institutions.” These pronouncements did not have a material impact on the Company’s results of operations or financial position. In November 2002, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 and does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position. The Company will be required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) on January 1, 2003. The Company is evaluating the impact of SFAS No. 143 on its financial position and results of operations.

     Insurance Matters. As a result of the Company’s recent history of insurance losses as well as volatility in the insurance markets, the Company’s cost for insurance and deductible amounts have increased substantially. The Company’s coverage for losses has not changed for 2003.

     EVTAC Situation. Rouge Steel had a six-year pellet purchase agreement with EVTAC that expired on December 31, 2002. The Company did not renew or extend this agreement with EVTAC. The Company will purchase all of its iron ore requirements from Cleveland-Cliffs pursuant to a 2002 amendment to the existing pellet agreement with Cleveland-Cliffs. EVTAC has contracts in place to support pellet production into the second quarter of 2003. If EVTAC is unable to secure orders or contracts to sustain pellet production beyond the second quarter of 2003, EVTAC may discontinue operations. This action, should it be required, is not anticipated to have a material impact on the results of operations or financial position of the Company.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Annual Report on Form 10-K a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic or political climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) plant operating performance, given the age of the Company’s facilities, (v) product quality, in light of increasingly tighter standards required by the Company’s customers, (vi) potential environmental liabilities, particularly as a result of tightened environmental standards, (vii) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (viii) the level of imports and import prices in the Company’s markets (ix) the availability of sufficient cash to support the Company’s operations, (x) uncertainty regarding the Company’s ability to resolve the Double Eagle fire insurance claim and (xi) higher than expected operating costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain market risks that exist as part of its ongoing business operations. Primary exposures include fluctuations in the cost of energy and raw materials and movements in the prime rate and London Interbank Offered Rate. The Company has generally relied upon competitive market purchases for its energy and raw materials. The Company holds raw materials in inventory to ensure uninterrupted supply, not to hedge the risk of price fluctuations. The Company’s debt is floating based on market rates and the Company does not use swaps or other interest rate protection agreements to hedge this risk.

     The table below presents the Company’s debt that is sensitive to changes in interest rates (dollars in millions).

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

Short-Term Debt	$—	$—	$101.2	$—	$—	$—	$101.2	$101.2
Variable Rate	5.3%	5.3%	5.3%	—	—	—	5.3%
Long-Term Debt
Ford	$—	$—	$75.0	$—	$—	$—	$75.0	$75.0
Variable Rate	5.3%	5.3%	5.3%	—	—	—	5.3%
Cleveland — Cliffs	$—	$—	$2.5	$2.5	$2.5	$2.5	$10.0	$10.0
Fixed Rate	10%	10%	10%	10%	10%	10%	10%

Item 8. Financial Statements and Supplementary Data.

     The following information is submitted pursuant to the requirements of Item 8:

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Rouge Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rouge Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 8,  2003

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

Assets

	December 31

	2002	2001

Current Assets
Cash and Cash Equivalents	$2,620	$3,235
Accounts Receivable
Trade and Other (Net of Allowances of $14,134 and $13,970)	69,863	70,365
Insurance Recovery	11,983	—
Affiliates	1,341	1,052
Inventories	220,568	232,937
Other Current Assets	16,600	10,636

Total Current Assets	322,975	318,225

Property, Plant, and Equipment
Land	—	360
Buildings and Improvements	22,158	23,344
Machinery and Equipment	337,543	383,377
Construction in Progress	9,959	27,980

Subtotal	369,660	435,061
Less: Accumulated Depreciation	(154,652)	(197,868)

Net Property, Plant, and Equipment	215,008	237,193

Investment in Unconsolidated Subsidiaries	77,521	72,455

Deferred Charges and Other	36,896	45,434

Total Assets	$652,400	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

Liabilities and Stockholders’ Equity

	December 31

	2002	2001

Current Liabilities
Accounts Payable
Trade	$129,614	$146,814
Affiliates	4,456	17,112
Deferred Insurance Recovery	13,900	—
Short-Term Debt	101,181	145,549
Other Accrued Liabilities	50,425	51,440

Total Current Liabilities	299,576	360,915

Long-Term Debt	85,000	—

Pensions and Other Postretirement Benefits	172,744	121,003

Other Liabilities	15,571	20,816

Commitments and Contingencies (Notes 10 and 11)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 and 15,103,839 issued and outstanding as of December 31, 2002 and 2001, respectively	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of December 31, 2002 and 2001	72	72
Capital in Excess of Par Value	130,277	130,270
Retained Earnings	(2,311)	50,022
Accumulated Other Comprehensive Loss	(48,680)	(9,942)

Total Stockholders’ Equity	79,509	170,573

Total Liabilities and Stockholders’ Equity	$652,400	$673,307

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)

	Years Ended December 31

	2002	2001	2000

Sales
Unaffiliated Customers	$1,120,368	$908,541	$1,070,031
Affiliates	6,633	15,005	29,780

Total Sales	1,127,001	923,546	1,099,811

Costs and Expenses
Costs of Goods Sold (excludes Depreciation and Amortization shown below)	1,162,187	1,067,673	1,183,215
Depreciation and Amortization	24,783	25,992	56,711
Selling and Administrative Expenses	17,066	20,612	26,699

Total Costs and Expenses	1,204,036	1,114,277	1,266,625

Operating Loss	(77,035)	(190,731)	(166,814)
Interest Income	36	437	949
Interest Expense	(10,442)	(8,815)	(5,240)
Insurance Recovery	31,383	81,533	91,006
Other — Net	(5,981)	(2,087)	(1,905)

Loss Before Income Taxes and Equity in Unconsolidated Subsidiaries	(62,039)	(119,663)	(82,004)
Income Tax (Provision) Benefit	2,456	—	(37,262)

Loss Before Equity in Unconsolidated Subsidiaries	(59,583)	(119,663)	(119,266)
Equity in Income of Unconsolidated Subsidiaries	7,250	8,145	1,947

Net Loss	$(52,333)	$(111,518)	$(117,319)

Net Loss Per Share — Basic and Diluted	$(2.35)	$(5.01)	$(5.29)

Weighted-Average Shares Outstanding	22,247,400	22,241,651	22,157,980

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Years Ended December 31

	2002	2001	2000

Class A and Class B Common Stock
Beginning Balance	$223	$223	$222
Common Stock Issued for Benefit Plans	—	—	1

Ending Balance	223	223	223

Capital in Excess of Par Value
Beginning Balance	130,270	130,233	129,943
Common Stock Issued for Benefit Plans	—	—	256
Common Stock Issued for ODEP	7	37	34

Ending Balance	130,277	130,270	130,233

Retained Earnings
Beginning Balance	50,022	162,430	282,409
Net Loss	(52,333)	(111,518)	(117,319)
Cash Dividends Declared	—	(890)	(2,660)

Ending Balance	(2,311)	50,022	162,430

Accumulated Other Comprehensive Loss
Beginning Balance	(9,942)	(40)	(2,799)
Additional Minimum Pension Liability Adjustment	(38,738)	(9,902)	2,759

Ending Balance	(48,680)	(9,942)	(40)

Total Stockholders’ Equity	$79,509	$170,573	$292,846

Comprehensive Loss
Net Loss	$(52,333)	$(111,518)	$(117,319)
Additional Minimum Pension Liability Adjustment	(38,738)	(9,902)	2,759

Comprehensive Loss	$(91,071)	$(121,420)	$(114,560)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31

	2002	2001	2000

Cash Flows From Operating Activities
Net Loss	$(52,333)	$(111,518)	$(117,319)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used for) Operating Activities:
Deferred Taxes	—	—	42,386
Depreciation and Amortization	24,783	25,992	56,711
Loss on Sale of Assets	4,155	—	—
Equity in Unconsolidated Subsidiaries	(7,250)	(8,145)	(1,947)
Environmental Remediation Recovery	—	(7,391)	—
Common Stock Issued for Benefit Plans	7	37	291
Changes in Assets and Liabilities:
Accounts Receivable	(11,770)	59,120	50,779
Inventories	13,569	37,068	2,319
Prepaid Expenses	(2,206)	(18,282)	(7,092)
Accounts Payable and Accrued Liabilities	(13,987)	7,785	20,981
Deferred Insurance Recovery	13,900	(44,000)	19,329
Other — Net	70	(449)	3,116

Net Cash Provided by (Used for) Operating Activities	(31,062)	(59,783)	69,554

Cash Flows From Investing Activities
Capital Expenditures	(4,716)	(22,422)	(29,156)
Investment in Unconsolidated Subsidiaries	(18,359)	(865)	(1,290)
Proceeds from Disposal of Assets	1,946	—	—
Distributions from Unconsolidated Subsidiaries	6,244	2,713	5,823
Proceeds from Divestiture in Unconsolidated Subsidiaries	4,700	—	—
Change in Restricted Cash	—	2,700	(2,700)
Other — Net	—	—	(399)

Net Cash Used for Investing Activities	(10,185)	(17,874)	(27,722)

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	45,000	40,000	—
Drawdowns on Revolving Line	1,132,009	1,206,945	453,000
Principal Payments on Revolving Line	(1,136,377)	(1,167,896)	(491,300)
Cash Dividend Payments	—	(890)	(2,660)

Net Cash (Used for) Provided by Financing Activities	40,632	78,159	(40,960)

Net Increase (Decrease) in Cash and Cash Equivalents	(615)	502	872
Cash and Cash Equivalents — Beginning of Year	3,235	2,733	1,861

Cash and Cash Equivalents — End of Year	$2,620	$3,235	$2,733

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Rouge Steel Company (“Rouge Steel”) is the principal operating subsidiary of Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”). Rouge Steel is engaged in the production and sale of flat rolled steel products primarily to domestic automotive manufacturers and their suppliers. Other than Rouge Steel, Rouge Industries’ wholly-owned subsidiaries include QS Steel Inc. (“QS Steel”) and Eveleth Taconite Company (“Eveleth”). QS Steel holds minority ownership interests in two Michigan-based joint ventures. Eveleth holds a 45% interest in Eveleth Mines LLC (“EVTAC”), a Minnesota-based iron ore mining and pellet producing operation. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries, unless the context requires otherwise.

The steel industry is cyclical in nature and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, high labor and energy costs and inefficient plants. As a result of the most recent industry downturn and its effect on the Company, management has pursued several initiatives intended to increase liquidity and better position Rouge Industries to compete under current market conditions, including the restructuring of the Company’s long-term debt (see Notes 2 and 5).

Principles of Consolidation

The consolidated financial statements include the accounts of Rouge Industries and its subsidiaries. Intercompany transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Both Rouge Steel’s and EVTAC’s additional minimum pension liability adjustments appear on Rouge Industries’ balance sheet and statement of changes in stockholders’ equity in 2002.

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

Financial Instruments

The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their fair value at December 31, 2002 and 2001. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, marketable securities and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents and marketable securities by utilizing outside investment managers to place the Company’s investments with highly rated corporate and financial institutions. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. The Company’s customer base is comprised principally of domestic automotive manufacturers and their suppliers. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2002. However, the ability of the Company’s debtors to honor their obligations to the Company is dependent upon the automotive and steel industry economic sectors.

Significant Customers

The Company’s significant customers are Ford Motor Company (“Ford”), DaimlerChrysler AG (“DaimlerChrysler”) and General Motors Corporation (“GM”). Sales to Ford totaled $367,933,000 in 2002, $334,732,000 in 2001, $420,504,000 in 2000. Sales to DaimlerChrysler totaled $110,448,000 in 2002, $87,628,000 in 2001 and $96,043,000 in 2000. Sales to GM totaled $109,186,000 in 2002, $92,110,000 in 2001 and $103,916,000 in 2000.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income. Based on its recent operating losses, the Company has made estimates of undiscounted cash flows over the remaining useful lives of its operating assets to determine if the assets are impaired. At December 31, 2002, the Company determined that no impairment existed. Estimates of future cash flows in volatile market conditions are inherently subjective and these estimates of future expected cash flows may change by a material amount in the future.

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

As a result of the explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) (see Note 11), during 1999 the Company installed temporary facilities to provide steam and electrical distribution. The cost of these assets was $72,602,000, which was amortized over their expected useful lives of 20 to 23 months, ending December 31, 2000. No amortization was recorded in 2001 or 2002 with respect to the temporary facilities. In 2002, the Company wrote off the fully depreciated temporary steam and electrical distribution assets.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, “Accounting for Stock Issued to Employees,” and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions of SFAS No. 148 for the current fiscal year and has included this information in Note 8.

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

New Accounting Pronouncements

During 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 147, “Acquisitions of Certain Financial Institutions.” These pronouncements did not have a significant impact on the Company’s results of operations or financial position. In November 2002, the FASB released FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 and does not expect the full adoption of FIN 45 to have a material impact on the Company’s results of operations or financial position. The Company will be required to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) on January 1, 2003. The Company is evaluating the impact of SFAS No. 143 on its financial position and results of operations.

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

During the mid-1990’s, the Company was experiencing a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. Next, in 2000, natural gas prices began to rise causing a considerable increase in the Company’s cost of goods sold. In addition, in late 2001, a fire occurred at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

The Company continues to face difficult market conditions, although steel product prices in the spot market and demand for the Company’s products improved during 2002. The low prices during the past three years, the cash strain caused by the Powerhouse explosion and the Double Eagle fire and contractual issues related to the startup and operation of the new power plant caused significant operating losses and put considerable pressure on the Company’s liquidity. During the three years ended December 31, 2002, the Company incurred net losses of $281,170,000. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint ventures. During the year ended December 31, 2002, the Company’s borrowings increased from $145,549,000 to $186,181,000.

The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, receipt of proceeds from the Double Eagle insurance claim, the impact of the tariffs imposed in response to the Bush Administration’s Section 201 relief, and its sources of financing. The Company depends on borrowings to fund operations (see Note 5). In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	December 31

	2002	2001

Production
Raw Materials	$47,302	$58,631
Semifinished and Finished Steel Products	169,342	175,552

Total Production at FIFO	216,644	234,183
LIFO Reserves	(9,046)	(14,292)

Total Production at LIFO	207,598	219,891
Nonproduction and Sundry	12,970	13,046

Total Inventories	$220,568	$232,937

In 2002, the liquidation of LIFO inventories decreased costs of goods sold and, therefore, decreased the operating loss by approximately $5,000,000.

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

At December 31, 2002, the Company’s investments in unconsolidated subsidiaries consist of a 50% interest in Double Eagle, a 45% interest in Eveleth Mines LLC (“EVTAC”), a 48% interest in Spartan Steel Coating, L.L.C. (“Spartan Steel”) and a 49% interest in Delaco Processing, L.L.C. (“Delaco Steel Processing”). All of the Company’s investments in unconsolidated subsidiaries are accounted for under the equity method. On March 1, 2002, Rouge Industries and its joint venture partner liquidated their interests in Bing Blanking, L.L.C. (“Bing Blanking”), in which the Company owned a 40% interest. On December 31, 2002, the Company sold its 11.1% interest in TWB Company, L.L.C. (“TWB”). See Note 10.

Double Eagle is an electrogalvanizing facility which is operated as a cost center. Accordingly, Double Eagle records neither sales nor income. Rouge Industries’ proportionate share of Double Eagle’s production costs of $17,472,000, $32,906,000 and $41,232,000 for 2002, 2001 and 2000, respectively, is included in the Company’s costs and expenses and inventory. Of the amount in 2002, $4,146,000 was directly related to the Double Eagle fire and was included in costs and expenses but not inventory. The Company is committed to pay 50% of the fixed costs incurred and a pro rata share of variable costs based on coatings applied to the Company’s products. At December 31, 2002, the Company’s share of the underlying net assets of Double Eagle exceeded its investment by $13,966,000. This excess results from purchase accounting adjustments made on the consolidated accounts of the Company at the time of the acquisition of the Company from Ford and relates primarily to property, plant, and equipment. This excess is being amortized as a reduction of Rouge Industries’ share of Double Eagle’s costs over the remaining lives of the property. On December 15, 2001, a major fire at Double Eagle halted production at the plant. The Company and its joint venture partner, United States Steel Corporation (“U.S. Steel”) rebuilt Double Eagle and returned the facility to production in September 2002.

Eveleth Taconite Company (“Eveleth”) became a wholly-owned subsidiary of the Company in 1996 and, in exchange for a 45% ownership interest in EVTAC, Eveleth assigned substantially all of its operating assets and liabilities to EVTAC. In 2002, the Company recorded its share of EVTAC’s net income and additional minimum pension liability adjustment, resulting in the Company’s investment in EVTAC being reduced to $0. The Company believes that it does not have future obligations related to the funding of EVTAC’s operations or liabilities.

Spartan Steel is a cold rolled hot dip galvanizing facility, Delaco Steel Processing is a steel processor, TWB produced laser welded blanks and Bing Blanking produced first operation blanks and roll formed parts.

The table below sets forth summarized financial information for Rouge Industries’ unconsolidated subsidiaries (dollars in thousands):

	December 31

	2002	2001

Current Assets	$61,001	$119,532
Noncurrent Assets	235,008	270,418
Current Liabilities	40,022	76,350
Noncurrent Liabilities	131,805	141,718

The balance sheet information for 2002 presented above does not include amounts for Bing Blanking or TWB because the Company no longer holds an interest in either company. See Note 10.

Approximately 50% of the net sales presented below represents activity related to the Company.

	Years Ended December 31

	2002	2001	2000

Net Sales	$344,980	$355,079	$354,459
Gross Profit	39,468	33,528	31,021
Net Income	22,664	16,885	7,270

NOTE 5 — DEBT

The Company had borrowings of $186,181,000 outstanding as of December 31, 2002 and $145,549,000 outstanding as of December 31, 2001 under the facilities described below.

The Company has a $200,000,000 revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Rouge Steel is the borrower under the Credit Agreement and Rouge Industries is a guarantor. The Credit Agreement is secured by substantially all the assets of the Company. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. There is one financial covenant in the Credit Agreement, which is an excess availability minimum of $25,000,000. There is also a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. At December 31, 2002, the Company’s receivables and inventories supported availability under the Credit Agreement of $156,201,000, of which it could borrow up to $129,901,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $101,181,000 as of December 31, 2002. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon the Company’s excess availability under the Credit Agreement during the prior quarter.

During 2002, the Company secured a $10,000,000 loan from Cleveland-Cliffs Inc (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. The Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. As of December 31, 2002, the Company had borrowings outstanding under the Cliffs Facility of $10,000,000.

The Company also has a $75,000,000 credit facility from Ford (the “Ford Facility”). The Ford Facility expires on June 30, 2004 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement and the Cliffs Facility, has a third security interest in the accounts receivable and inventory of the Company and contains cross default provisions with the Credit Agreement. As of December 31, 2002, the Company had borrowings outstanding under the Ford Facility of $75,000,000.

Cash paid for interest was $5,308,517 in 2002, $8,607,000 in 2001 and 4,005,000 in 2000.

NOTE 6 — PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table presents benefit obligation, asset value, funded status, cash flow and weighted-average assumptions for Rouge Steel’s pension and postretirement benefit plans. The Company’s portion of EVTAC’s Additional Minimum Pension Liability Adjustment, to the extent that it was less than the Company’s basis in EVTAC, is included in Accumulated Other Comprehensive Income (dollars in thousands):

	Pension Plans			Postretirement Benefit Plans

	2002	2001	2000	2002	2001	2000

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$175,678	$149,950	$141,446	$87,981	$71,768	$68,594
Service Cost	6,517	6,250	7,006	4,653	4,053	4,346
Interest Cost	13,451	12,312	11,125	6,922	6,048	5,459
Participants’ Contributions	303	323	329	—	—	—
Plan Amendments	—	(11)	9,728	—	—	(231)
Actuarial (Gain) Loss	11,944	12,280	(15,673)	28,355	6,735	(5,951)
Total Benefit Payments	(6,749)	(5,426)	(4,011)	(1,294)	(623)	(449)

Benefit Obligation at End of Year	$201,144	$175,678	$149,950	$126,617	$87,981	$71,768

	Pension Plans			Postretirement Benefit Plans

	2002	2001	2000	2002	2001	2000

Change in Plan Assets						—
Fair Value of Plan Assets at Beginning of Year	$135,993	$163,775	$146,253	$—	$—	$—
Actual Return on Plan Assets	(8,228)	(23,094)	20,538	—	—	—
Employer Contributions	444	476	861	1,294	623	449
Participants’ Contributions	303	323	329	—	—	—
Total Benefit Payments	(6,749)	(5,426)	(4,011)	(1,294)	(623)	(449)
Other	(103)	(61)	(195)	—	—	—

Fair Value of Plan Assets at End of Year	$121,660	$135,993	$163,775	$—	$—	$—

Funded Status	$(79,484)	$(39,685)	$13,825	$(126,617)	$(87,981)	$(71,768)
Unrecognized Actuarial (Gain) Loss	46,102	14,366	(37,647)	33,357	5,173	(1,571)
Unrecognized Prior Service Cost	12,544	14,548	16,547	(71)	(79)	(88)
Adjustment to Book Value	—	—	—	354	183	139
Adjustment for Sept. 30th Measurement Date	13	13	2	—	—	—

Net Amount Recognized	$(20,825)	$(10,758)	$(7,273)	$(92,977)	$(82,704)	$(73,288)

Amount Recognized in the Consolidated Balance Sheets Consists of
Prepaid Benefit Cost	$6,122	$5,979	$4,818	$—	$—	$—
Accrued Benefit Liability	(26,947)	(16,737)	(12,091)	(92,977)	(82,704)	(73,288)
Additional Minimum Liability	(55,493)	(23,852)	(607)	—	—	—
Intangible Asset	12,142	13,910	567	—	—	—
Accumulated Other Comprehensive Income	43,351	9,942	40	—	—	—

Net Amount Recognized	$(20,825)	$(10,758)	$(7,273)	$(92,977)	$(82,704)	$(73,288)

Weighted-Average Assumptions
Discount Rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Expected Return on Plan Assets	9.00	9.00	9.00	N/A	N/A	N/A
Rate of Compensation Increase — Salaried	3.70	3.70	3.70	3.70	3.70	3.70
Rate of Compensation Increase — Hourly	N/A	N/A	N/A	3.00	3.00	3.00

For measurement purposes, an assumed health care trend rate of 10.0% (trending to 5.0% by 2010) was used for the postretirement benefit obligation in 2002, 8.0% was used in 2001 and 6.0% in 2000. A measurement date of September 30 was used for the pension plans and the postretirement benefit plans.

The following schedule sets forth the components of net periodic benefit cost (dollars in thousands):

	Pension Plans			Postretirement Benefit Plans

	2002	2001	2000	2002	2001	2000

Components of Net Periodic Benefit Cost Service Cost	$6,517	$6,250	$7,006	$4,653	$4,053	$4,346
Interest Cost	13,451	12,312	11,125	6,922	6,048	5,459
Expected Return on Plan Assets	(11,997)	(14,536)	(13,020)	—	—	—
Amortization of Prior Service Cost	2,004	2,004	1,257	(9)	(9)	47
Recognized Actuarial (Gain) Loss	536	(2,056)	(360)	—	(9)	—

Net Periodic Benefit Cost	$10,511	$3,974	$6,008	$11,566	$10,083	$9,852

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are set forth below (dollars in thousands):

	December 31

	2002	2001	2000

Projected Benefit Obligation	$201,144	$168,395	$2,215
Accumulated Benefit Obligation	197,978	165,597	2,137
Fair Value of Plan Assets	121,660	127,511	—

     Rouge Steel Company has two nonpension postretirement benefit plans. One plan is noncontributory. The health care provision of the other plan has a contribution requirement for eligible participants hired after November 1, 1988. The life insurance provision of this plan is noncontributory.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended and as of December 31, 2002 (dollars in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on Total of Service and Interest Cost Components	$3,359	$(2,158)
Effect on Postretirement Benefit Obligation	24,491	(15,550)

NOTE 7 — INCOME TAXES

Rouge Industries’ income tax provision, arising wholly from Federal taxation since the Company neither has been nor is presently subject to state or foreign income taxes, consists of the following components (dollars in thousands):

	Years Ended December 31

	2002	2001	2000

Current	$2,456	$—	$5,123
Deferred	—	—	(42,385)

Total (Provision) Benefit	$2,456	$—	$(37,262)

The Company’s income tax provision is net of taxes related to the equity in the income or loss of unconsolidated subsidiaries. The tax provision associated with the income of unconsolidated subsidiaries was $0 in 2002 and 2001.

The Accumulated Other Comprehensive Income (Loss) of $(48,680,000), $(9,942,000) and $(40) for 2002, 2001 and 2000, respectively, are shown net of the deferred tax impact of $0 in all three years.

The differences between the total provision and the provision computed using the Federal statutory income tax rate were as follows (dollars in thousands):

	Years Ended December 31

	2002	2001	2000

Pre-Tax Income (Loss)	$(62,039)	$(119,663)	$(82,004)

Computed (Provision) Benefit	$21,714	$41,882	$28,701
Source of Difference:
Income from Unconsolidated Subsidiaries	(2,538)	(2,851)	—
Change in Valuation Allowance	(17,459)	(39,058)	(63,012)
Basis Adjustment in Deferred Tax Assets	800	—	(1,988)
Other	(61)	27	(963)

Total (Provision) Benefit	$2,456	$—	$(37,262)

Deferred tax assets (liabilities) are comprised of the following (dollars in thousands):

	December 31

	2002	2001

Assets

Basis of Consolidated Subsidiary	$(2,915)	$12,061
Postretirement and Other Benefits	45,877	38,969
Other	6,458	6,295
Operating Loss and Alternative Minimum Tax Credit Carryforwards	130,593	115,273

Gross Deferred Tax Assets	180,013	162,598
Valuation Allowance	(129,544)	(112,085)

Gross Deferred Tax Assets After Valuation Allowance	50,469	50,513

Liabilities

Property, Plant, and Equipment	(39,060)	(38,685)
Inventories	(11,409)	(11,828)

Gross Deferred Tax Liabilities	(50,469)	(50,513)

Total Net Deferred Tax Assets	$—	$—

Unused regular tax loss carryforwards were approximately $289,529,000 and $237,335,000 at December 31, 2002 and December 31, 2001, respectively. The tax loss carryforwards will expire between 2020 and 2022. Alternative minimum tax credit carryforwards amounted to $ 29,258,000 and $31,714,000 at December 31, 2002 and 2001, respectively. The alternative minimum tax credit may be carried forward indefinitely.

In 2001 and 2002, the Company recorded a full valuation against its net deferred tax assets, consistent with the determination that it is more likely than not that all of the Company’s net deferred tax assets will not be realized. The Company has considered historical and projected financial performance and other factors relating to the generation of future taxable income in its assessment of the need for a valuation allowance.

The Company received cash refunds of $2,456,000, $0 and $5,123,000 in 2002, 2001 and 2000, respectively. The refund in 2002 was related to the implementation of a provision in the “Job Creation and Worker Assistance Act of 2002” allowing for a five-year carryback of net operating losses.

NOTE 8 — COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01. Each Class B share has 2.5 votes.

The Company has an outside director equity plan (the “ODEP”), a 1994 stock incentive plan, a 1998 stock incentive plan and a 2002 stock incentive plan (the 1994 stock incentive plan, the 1998 stock incentive plan and the 2002 stock incentive plan, together the “SIP”). The ODEP and the SIP provide for stock option grants to the Company’s directors and employees, respectively, at the fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,600,000 shares of common stock. Of this amount, options are outstanding for 1,309,283 shares at December 31, 2002. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP in 2000, 2001 or 2002. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have resulted in the pro forma amounts indicated below:

		Years Ended December 31

		2002	2001	2000

Net Loss (dollars in thousands)	As Reported	$(52,333)	$(111,518)	$(117,319)
	Pro Forma	(52,702)	(111,460)	(117,596)
Compensation Expense (Net of Income Taxes) Excluded from Net Income Based on SFAS No. 123 (dollars in thousands)		$369	$(58)	$277
Net Loss Per Share	As Reported	$(2.35)	$(5.01)	$(5.29)
	Pro Forma	(2.37)	(5.01)	(5.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000:

	2002	2001	2000

Dividend Yield	0.00%	3.06%	1.54%
Risk-Free Interest Rate	4.69	4.76	6.55
Expected Volatility	79.93	60.84	41.16
Expected Life	7 years	7 years	7 years

A summary of the status of the Company’s stock-based compensation plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	903,980	$9.76	650,875	$14.18	505,725	$16.98
Granted	411,303	1.34	314,504	2.02	201,200	7.83
Forfeited	(6,000)	7.88	(61,399)	17.04	(56,050)	16.63

Outstanding at December 31	1,309,283	$7.12	903,980	$9.76	650,875	$14.18

Options Exercisable at Year-End	1,025,281	$8.67	698,903	$11.63	514,490	$15.80
Weighted-Average Fair Value of Options Granted During the Year		$1.01		$0.99		$3.65

     The following table presents summarized information about stock options outstanding at December 31, 2002:

	Options Outstanding				Options Exercisable

	Number	Weighted-Average		Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining		Average	Exercisable at	Average
Exercise Prices	December 31, 2002	Contractual Life		Exercise Price	December 31, 2002	Exercise Price

$0.77 to $1.49	450,263	9.1	years	$1.29	234,872	$1.27
$2.05 to $4.69	277,444	8.3		2.23	208,833	2.24
$7.88 to $8.75	316,300	6.6		8.24	316,300	8.24
$11.44 to $28.88	265,276	3.6		20.81	265,276	20.81

NOTE 9 — EARNINGS PER SHARE

The calculation of diluted net income per share for the years ended December 31, 2002, 2001 and 2000 did not require an adjustment to net income for the effect of dilutive securities. The weighted-average shares outstanding were not adjusted for the effect of potentially dilutive securities consisting solely of stock options because their impact would have been anti-dilutive as of December 31, 2002, 2001 and 2000.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Commitments to Ford

The Company purchases various services from Ford including environmental, maintenance and other miscellaneous services. In addition, the Company leases certain office space from Ford under cancelable operating leases. The cost of these services were approximately $5,830,000 in 2002, $5,972,000 in 2001 and 7,148,000 in 2000.

The Company also jointly owns with Ford certain power and utility assets which are operated under a renewable ten-year agreement, which was set to expire on December 31, 1999, but has been extended thereafter on a rolling 30-day basis unless terminated by either party upon 30 days notice. On February 1, 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) resulted in the interruption of the supply of electricity, process and heating steam, turbo air, mill water and other utilities to virtually all of the facilities of Rouge Steel. Prior to the explosion, the Powerhouse generated electricity, steam and other utilities. The fixed assets of the Powerhouse are owned 60% by the Company and 40% by Ford, with each party receiving a portion of the power generated. The costs of operating the facility were allocated between the Company and Ford based on the consumption of utilities. The Company has a long-term agreement for electricity and steam with Dearborn Industrial Generation, L.L.C., an affiliate of CMS Energy Corporation (“CMS”) which operates a co-generation power plant. See Note 11 for a more detailed discussion of the Powerhouse explosion.

Other Commitments

Pursuant to a purchase and sale agreement executed in connection with the restructuring of EVTAC in 1996, Rouge Steel was required to purchase 45% of the first 5.0 million natural gross tons of pellets produced each year by EVTAC at world market prices. The six-year pellet purchase agreement containing a take-or-pay obligation expired on December 31, 2002. The Company did not renew or extend this agreement with EVTAC. EVTAC has contracts in place to support pellet production into the second quarter of 2003. If EVTAC is unable to secure orders or contracts to sustain pellet production beyond the second quarter of 2003, EVTAC may discontinue operations. This action, should it be required, is not anticipated have a material impact on the results of operations or financial position of the Company.

During 2002, Rouge Steel and Cleveland-Cliffs amended their Pellet Sales and Purchase and Trade Agreement (the “Pellet Agreement Amendment”). The Pellet Agreement Amendment provides, among other things, that beginning in 2003, Rouge Steel will purchase from Cleveland-Cliffs all of the iron pellets that it requires. The Pellet Agreement Amendment contains minimum pellet purchases of approximately $75,200,000 per year from 2003 through 2007 with an aggregate five-year minimum pellet purchase of approximately $564,000,000. The Pellet Agreement Amendment expires on December 31, 2012 with provisions allowing for earlier termination if Rouge Steel no longer requires the pellets.

The Company had a coke tolling agreement containing take-or-pay provisions with New Boston Coke Corporation (“New Boston”), whose total productive capacity was dedicated to the Company. The agreement was scheduled to terminate on December 31, 2002 but New Boston closed its facilities earlier in the year. After the first quarter of 2002, the Company procured an alternate source of coke and had no further obligation with respect to New Boston.

The Company has a contract for the supply of oxygen and nitrogen that expires in 2011 and a contract for the supply of hydrogen that expires in 2005. The contracts contain minimum oxygen, nitrogen and hydrogen purchases of $9,360,000, $1,344,000 and $972,000 per year, respectively. Oxygen, nitrogen and hydrogen purchases aggregated approximately $21,718,000 in 2002, $23,846,000 in 2001 and $21,781,000 in 2000.

The Company has noncancellable operating lease commitments for its waste oxide reclamation facility. Annual lease payments under the amended agreement during 2002 were $9,305,000 and during 2003 and 2004 will be $13,389,000. The Company also has noncancellable operating lease commitments for mobile equipment. These leases will expire in 2005 and 2007. Payments made under these lease agreements total $1,308,000 per year.

Delaco Processing, L.L.C. Loan Guarantee

Rouge Industries and Delaco Steel Corporation (the “Delaco Guarantors”) have agreed to jointly and severally guarantee a $2,223,000 credit facility for Delaco Steel Processing (the “Delaco Guarantee”). As of December 31, 2002, Delaco Steel Processing, the Company’s 49% owned steel slitting and blanking joint venture, had borrowings of $1,263,000 outstanding under its credit facility. The Delaco Guarantors agreed to the Delaco Guarantee in order to induce the bank to make a loan to Delaco Steel Processing. The obligations under the guarantee remain in effect until Delaco Steel Processing repays all amounts due to the bank. In the event that Delaco Steel Processing does not have sufficient funding to meet its obligations as they become due, the Delaco Guarantors would be required to fund such obligations. The Delaco Guarantors also have agreed to jointly and severally insure that Delaco Steel Processing maintains a positive Net Worth at all times. There is no collateral with respect to the Delaco Guarantee, nor are there any recourse provisions that would enable the Company to recover any amounts paid under the Delaco Guarantee.

Rouge Steel Loan Guarantee

Rouge Industries, QS Steel and Eveleth (the “Rouge Guarantors”) have agreed to guarantee a $200,000,000 credit facility (the “Credit Facility”) for Rouge Steel (the “Rouge Guarantee”). As of December 31, 2002 Rouge Steel had borrowings outstanding under the Credit Facility of $101,181,000. The Rouge Guarantors agreed to the Rouge Guarantee in order to induce Congress Financial Corporation (“Congress”) to make a loan to Rouge Steel. The obligations of the Rouge Guarantors expire on March 13, 2004. The Rouge Guarantors agreed jointly and severally to be liable for the payment of loans made by Congress to Rouge Steel. There is no collateral with respect to the Rouge Guarantee, nor are there any recourse provisions that would enable the Rouge Guarantors to recover any amounts paid under the Rouge Guarantee.

Bing Blanking, L.L.C. Loan Guarantee

When Rouge Industries entered the Bing Blanking joint venture, the Company executed a guarantee of Bing Blanking’s term loan. In addition, Bing Blanking had a $3,000,000 subordinated loan from the Company. As a result of financial difficulties experienced by Bing Blanking, its lender called the Company’s guarantee of Bing Blanking’s $2,474,000 loan. During 2000, the Company’s joint venture partner indicated a desire to exit Bing Blanking. As a result of the financial difficulties experienced by Bing Blanking, as of December 31, 2000 the Company recorded a reserve of $3,000,000 against its note receivable. On March 1, 2002, Rouge Industries and its partner liquidated their interests in Bing Blanking. The Company fully recovered the $2,474,000 of bank debt that it paid pursuant to the guarantee.

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

The Company’s operations are subject to many federal, state and local laws, regulations, permits and consent agreements relating to the protection of human health and the environment. Although the Company believes that its facilities are in material compliance with these provisions, from time to time, the Company is subject to investigations by an environmental agency. In management’s opinion, such current investigations, if taken in the aggregate, could have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Litigation

Environmental Lawsuit. In 2002, the Company agreed to a consent decree (the “Consent Decree”) in a multimedia enforcement action filed by the EPA, Wayne County (the “County”) and the MDEQ against Rouge Steel in the United States District Court for the District of Michigan (the “Court”). In 2000, the EPA filed a complaint (the “EPA Complaint”) against Rouge Steel in the Court. The EPA Complaint alleged violations of the Clean Air Act, the State of Michigan’s (the “State’s”) opacity emissions standards and certain violations of RCRA. At the same time, the County filed a complaint (the “County Complaint”) against Rouge Steel in the Court. The County Complaint alleged violations of the opacity emissions standards of the Wayne County Air Pollution Control Ordinance. The County’s allegations of non-compliance with the Clean Air Act paralleled those in the EPA Complaint. The County and the EPA agreed to jointly settle the claims resulting in the consolidation of the actions. Subsequently, through a stipulation filed with the Court in 2002, the State joined with the County and the EPA as a party to the settlement of this matter. The County Complaint also alleged claims under the Michigan Environmental Protection Act for the creation of a public nuisance. The County presented the Company with an order to abate the alleged public nuisance and proposed a settlement penalty of $252,000 for 15 fallout incidents alleged to have been caused by the Company. However, in 2001, the County relinquished enforcement of air quality matters to the State. The State indicated that it will review the fallout allegations, but has not yet reported a decision on the matter. The Consent Decree imposed $462,488 in penalties to be paid in four installments.

The Consent Decree also includes a requirement for the Company to demonstrate compliance with visible emission (opacity) standards at each of the two blast furnaces, the basic oxygen furnace (“BOF”) roof monitor and the BOF electrostatic precipitator stack by February 2003. The Company demonstrated compliance at its smaller blast furnace in September 2002 and BOF electrostatic precipitator stack in October 2002. There were four exceedances at the BOF roof monitor during the October 2002 compliance demonstration test. The compliance demonstration at the Company’s larger blast furnace was successfully completed in February 2003.

The occurrence of exceedances during a compliance demonstration triggers a process of identification and implementation of additional operating and maintenance practices and/or emission control technologies, acceptable to the EPA, to achieve compliance with opacity standards. Such corrective actions could require substantial capital expenditures for additional pollution control equipment. With respect to the BOF roof monitor exceedances, the Company is required to notify the EPA of its proposed operating and maintenance practices and/or emission control technology changes by March 10, 2003. The Company has identified and implemented corrective actions that it believes will not require substantial capital expenditures.

Notice of Intent for Dispute Resolution. In 2000, Rouge Steel, Ford and Dearborn Industrial Generation, L.L.C. (“DIG”) entered a Memorandum of Agreement (“MOA”) regarding additional obligations of each party with respect to the co-generation power plant built and operated by DIG. The failure of DIG to acknowledge a contractually mandated blast furnace gas delivery date and to purchase all of the blast furnace gas the Company generates as provided for in the Blast Furnace Gas Purchase Agreement has been financially injurious to the Company. The Company also has incurred substantial damages resulting from DIG-related steam quality and reliability and electrical outage issues.

In addition, DIG has asserted certain claims against the Company pursuant to the MOA. The Company’s attempts to negotiate a settlement agreement with DIG on all open matters have been unsuccessful to date and the Company has given notice to DIG that it intends pursue the alternate dispute resolution provision of its agreements, including arbitration.

From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine litigation incidental to their business. The Company believes that such current proceedings, if taken in the aggregate, could have a materially adverse effect on the Company’s results of operations or financial position.

NOTE 11 — INSURANCE CLAIMS

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

The Company’s insurance program relating to the Powerhouse provided coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption.

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

Based on current engineering information and applicable legal requirements, the Company has evaluated the amount and probability of certain ancillary costs relating to the explosion, principally cleanup, demolition and abatement activities. As a result of these obligations with respect to its share of expenditures required to mitigate safety and environmental risks associated with the final disposition of the Powerhouse, in 2001, the Company recorded an accrual of $14,600,000 for these anticipated costs. Through December 31, 2002, the Company has incurred approximately $9,200,000 of expenditures for the Powerhouse cleanup and demolition.

Double Eagle Fire

On December 15, 2001, a major fire at Double Eagle halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September 2002.

The Company’s insurance program provides coverage for damage to property destroyed, interruption of business operations and expenditures incurred to minimize the period and total cost of disruption to operations. The Company evaluates its potential insurance recoveries in two areas:

1.	Damage to Double Eagle property as a result of the fire - Non-capitalizable costs for repairs are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual costs incurred. Capitalizable costs are being capitalized as incurred. Gains from proceeds relating to capitalizable repair costs will be recorded when the claim is settled.

2.	Rouge Steel business interruption costs — Costs to coat steel at toll processors are expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable.

Pursuant to the accounting methodology described above, during 2002, the Company recorded insurance recoveries with respect to the Double Eagle fire of $31,383,000. At December 31, 2002, the Company had a deferred insurance recovery liability with respect to the Double Eagle fire of $13,900,000, which represents advances from insurers in excess of recoverable costs recorded. The deferred insurance recovery was recorded in connection with capitalized repair costs and will be recognized in income when the claim is settled. Recoverable costs are net of a deductible of $7,500,000 and reserves of $3,400,000 at December 31, 2002. Advances from the insurance carriers total $33,300,000 through December 31, 2002. Additional advances of $10,049,000 were received through February 3, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Accounts Receivable Allowances (amounts in thousands)

		Charged
	Balance	(Credited) to		Balance
Years Ended	at Beginning	Costs and		at End
December 31	of Period	Expenses	Write-Offs	of Period

2002	$13,970	$5,330	$(5,166)	$14,134
2001	9,823	5,750	(1,603)	13,970
2000	15,997	904	(7,078)	9,823

Valuation Allowance for Deferred Tax Assets (amounts in thousands)

		Charged
	Balance	(Credited) to		Balance
Years Ended	at Beginning	Costs and		at End
December 31	of Period	Expenses	Write-Offs	of Period

2002	$112,085	$17,459	$—	$129,544
2001	73,027	39,058	—	112,085
2000	10,015	63,012	—	73,027

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)
2002
Total Sales	$248,805	$289,357	$303,540	$285,299
Gross Margin	(42,944)	(15,500)	(2,254)	729
Net Income (Loss)	(41,499)	(8,740)	5,278	(7,372)
Net Income (Loss) Per Share	(1.87)	(0.39)	0.24	(0.33)
2001
Total Sales	$230,195	$252,306	$217,508	$223,537
Gross Margin	(58,093)	(58,850)	(44,941)	(8,235)
Net Loss	(59,756)	8,668	(46,333)	(14,097)
Net Loss Per Share	(2.69)	0.39	(2.08)	(0.63)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding the Company’s Directors is incorporated by reference to the information contained under the caption “Proposal No. 1 — Election of Directors” in the Company’s 2003 Proxy Statement which will be filed with the Securities and Exchange Commission not later than April 30, 2003 (the “Proxy Statement”). Information regarding the Company’s Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.

Item 11. Executive Compensation.

     Incorporated by reference to the information contained under the caption “Executive Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information contained under the caption “Security Ownership” in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

     With the exception of the information specifically incorporated by reference, the Company’s Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this annual report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures were adequate and were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them by others within the Company.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents filed as part of this Report:

(1)	A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 43.

(2)	A list of financial statement schedules required to be filed by Item 8 is located on page 43.

(3)	Exhibits:

     The following exhibits are included in this report or incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company (“Rouge Steel”) and Rouge Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996, among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

10.1	Loan and Security Agreement dated March 13, 2001 among Rouge Steel, the Registrant, QS Steel Inc. (“QS Steel”), Eveleth Taconite Company (“Eveleth”), the financial institutions parties thereto and Congress Financial Corporation (“Congress”) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 2000 Annual Report on Form 10-K (Commission File Number 1-12852) (the “2000 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.2	Amendment No. 1 to Loan and Security Agreement dated as of November 21, 2001 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2001 (the “December 5, 2001 8-K”)).

10.3	Amendment No. 2 to Loan and Security Agreement dated as of July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

10.4	Subordinated Loan and Security Agreement dated as of November 21, 2001 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford Motor Company (“Ford”) (incorporated herein by reference to Exhibit 99.2 to the December 5, 2001 8-K).

10.5	Amendment No. 2 to Subordinated Loan and Security Agreement dated as of July 12, 2002 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford (incorporated herein by reference to Exhibit 10.3 to the Third Quarter 2002 10-Q).

10.6+	Amendment No. 3 to Subordinated Loan and Security Agreement dated as of October 28, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford.

10.7	Subordinated Loan and Security Agreement dated July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Cleveland-Cliffs Inc (“Cleveland-Cliffs”) (incorporated herein by reference to Exhibit 10.1 to the Third Quarter 2002 10-Q).

10.8	Amended and Restated Intercreditor and Subordination Agreement dated as of July 12, 2002 by and among Congress, Cleveland-Cliffs and Ford (incorporated herein by reference to Exhibit 10.5 to the Third Quarter 2002 10-Q).

10.9	Purchase and Sale Agreement dated as of December 15, 1989, between Ford and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.10+	Oxygen, Nitrogen, and Argon Supply Agreement dated as of December 1, 2002, between Praxair, Inc. and Rouge Steel.

10.11	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.12	Natural Gas Operating Agreement dated as of December 15, 1989 between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.13	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and Rouge Steel (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

10.14	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.15	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s 1997 Annual Report on Form 10-K (Commission File Number 1-12858)).

10.16	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

10.17	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Eveleth and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 Form 10-K).

10.18	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.19	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company (“Cliffs”) and the Registrant (the “Pellet Sales and Purchase and Trade Agreement”) (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

10.20	Letter Agreement dated May 16, 2002 between Rouge Steel and Cliffs amending the Pellet Sales and Purchase and Trade Agreement (incorporated herein by reference to Exhibit 10.6 to the Third Quarter 2002 10-Q).

10.21	Electricity Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.27 to the 2000 Form 10-K).

10.22	Steam Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporate herein by reference to Exhibit 10.28 to the 2000 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Ground Lease Between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999 (incorporated herein by reference to Exhibit 10.29 to the 2000 Form 10-K).

10.24	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel and Ford dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.30 to the 2000 Form 10-K).

10.25	Easement Agreement by and among Rouge Steel, Ford, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.31 to the 2000 Form 10-K).

10.26	Blast Furnace Gas Purchase Agreement by and among Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.32 to the 2000 Form 10-K).

10.27	Amended and Restated Information Systems Services Agreement between Rouge Steel and Perot Systems Corporation dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.28	Master Lease between Bank One, Michigan and Rouge Steel dated as of May 14, 1997 (incorporated herein by reference to Exhibit 10.34 to the 2000 Form 10-K).

10.29	Consent Decree dated as of June 11, 2002 between Rouge Steel, the U.S. Department of Justice, Wayne County and the Michigan Department of Environmental Quality (incorporated herein by reference to Exhibit 10.7 to the Third Quarter 2002 10-Q).

10.30**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.31**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.32	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.33	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.34	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

10.35**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.36**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.37**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

10.38**	Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to the 1999 Form 10-K).

10.39**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the 1999 Form 10-K).

10.40**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.41**	Amended and Restated Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.38 to the 1999 Form 10-K).

10.42**	Amended and Restated Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.39 to the 1999 Form 10-K).

10.43**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

99.1+	CEO Certification

99.2+	CFO Certification

+	Filed herewith.

**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2002.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 2003.

ROUGE INDUSTRIES, INC

By: /s/ Carl L. Valdiserri Name: Carl L. Valdiserri Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Carl L. Valdiserri Carl L. Valdiserri	Chief Executive Officer and Chairman of the Board	February 18, 2003

/s/ Gary P. Latendresse Gary P. Latendresse	Vice Chairman, Chief Financial Officer and Director	February 18, 2003

/s/ John A. Kaplan John A. Kaplan	Director	February 18, 2003

/s/ John E. Lobbia John E. Lobbia	Director	February 18, 2003

/s/ Peter J. Pestillo Peter J. Pestillo	Director	February 18, 2003

/s/ Shamel T. Rushwin Shamel T. Rushwin	Director	February 18, 2003

/s/ Clayton P. Shannon Clayton P. Shannon	Director	February 18, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl L. Valdiserri, certify that:

1.	I have reviewed this annual report on Form 10-K of Rouge Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Carl L. Valdiserri Carl L. Valdiserri Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary P. Latendresse, certify that:

1.	I have reviewed this annual report on Form 10-K of Rouge Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Gary P. Latendresse Gary P. Latendresse Vice Chairman and Chief Financial Officer

10-K EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX- 10.6	Amendment No. 3 to Subordinated Loan and Security Agreement dated as of October 28, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford.

EX- 10.10	Oxygen, Nitrogen, and Argon Supply Agreement dated as of December 1, 2002, between Praxair, Inc. and Rouge Steel.

EX-21	List of Subsidiaries.

EX-23	Consent of PricewaterhouseCoopers LLP.

EX-99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002