Form 10-Q
period 2003-03-31
ROUGE INDUSTRIES INC
filed 2003-05-02
CIK 918577

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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
Yes     X                      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                           No     X

The number of shares of common stock issued and outstanding as of April 28, 2003 was 22,247,554 which includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Rouge Industries, Inc. and its subsidiaries as of March 31, 2003, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with general accepted accounting principles.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2003, which included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
April 28, 2003

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31	December 31
	2003	2002

	Unaudited
Assets
Current Assets
Cash and Cash Equivalents	$2,732	$2,620
Marketable Securities	67	—
Accounts Receivable Trade and Other (Net of Allowances of $15,152 and $14,134)	79,225	69,863
Insurance Recovery	—	11,983
Affiliates	1,234	1,341
Inventories	179,027	220,568
Other Current Assets	9,164	16,600

Total Current Assets	271,449	322,975

Property, Plant, and Equipment
Land	—	—
Buildings and Improvements	22,182	22,158
Machinery and Equipment	342,516	337,543
Construction in Progress	8,364	9,959

Subtotal	373,062	369,660
Less: Accumulated Depreciation	(160,369)	(154,652)

Net Property, Plant, and Equipment	212,693	215,008

Investment in Unconsolidated Subsidiaries	76,893	77,521

Deferred Charges and Other	37,588	36,896

Total Assets	$598,623	$652,400

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	March 31	December 31
	2003	2002

Liabilities and Stockholders’ Equity	Unaudited
Current Liabilities
Accounts Payable
Trade	$140,155	$129,614
Affiliates	1,982	4,456
Deferred Insurance Recovery	—	13,900
Short-Term Debt	65,368	101,181
Other Accrued Liabilities	40,977	50,425

Total Current Liabilities	248,482	299,576

Long Term Debt	85,000	85,000

Pensions and Other Postretirement Benefits	180,148	172,744

Other Liabilities	15,698	15,571

Commitments and Contingencies (Notes 6 and 8)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 issued and outstanding as of March 31, 2003 and December 31, 2002	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of March 31, 2003 and December 31, 2002	72	72
Capital in Excess of Par Value	130,277	130,277
Retained Earnings	(13,671)	(2,311)
Accumulated Other Comprehensive Income (Loss)	(47,534)	(48,680)

Total Stockholders’ Equity	69,295	79,509

Total Liabilities and Stockholders’ Equity	$598,623	$652,400

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended March 31
	2003	2002

Sales
Unaffiliated Customers	$292,995	$247,752
Affiliates	3,459	1,053

Total Sales	296,454	248,805

Costs and Expenses
Costs of Goods Sold (Excludes Depreciation and Amortization shown below)	309,204	285,111
Depreciation and Amortization	6,040	6,638
Selling and Administrative Expenses	4,673	3,386

Total Costs and Expenses	319,917	295,135

Operating Loss	(23,463)	(46,330)
Interest Income	—	36
Interest Expense	(2,323)	(2,412)
Insurance Recovery	13,917	5,979
Other — Net	(180)	(22)

Income (Loss) Before Income Taxes and Equity in Unconsolidated Subsidiaries	(12,049)	(42,749)
Income Tax Benefit	—	—

Income (Loss) Before Equity in Unconsolidated Subsidiaries	(12,049)	(42,749)
Equity in Unconsolidated Subsidiaries	689	1,250

Net Income (Loss)	$(11,360)	$(41,499)

Per Share Amounts
Net Loss — Basic and Diluted	$(0.51)	$(1.87)

Weighted Average Shares Outstanding	22,247,554	22,246,928

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

For the Quarter Ended
March 31, 2003

Common Stock
Beginning Balance and Ending Balance	$223

Capital in Excess of Par Value
Beginning and Ending Balance	130,277

Retained Earnings
Beginning Balance	(2,311)
Net Loss and Comprehensive Loss	(11,360)

Ending Balance	(13,671)

Accumulated Other Comprehensive Loss
Beginning Balance	(48,680)
Additional Minimum Pension Liability Adjustment	1,146

Ending Balance	(47,534)

Total Stockholders’ Equity	$69,295

Comprehensive Loss
Net and Comprehensive Loss	$(11,360)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Quarter Ended
	March 31

	2003	2002

Cash Flows From Operating Activities
Net Loss	$(11,360)	$(41,499)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization	6,040	6,638
Equity in Unconsolidated Subsidiaries	(689)	(1,250)
Common Stock Issued for Benefit Plans	—	7
Changes in Assets and Liabilities:
Marketable Securities	(67)	—
Accounts Receivable	(447)	(9,506)
Inventories	42,622	40,244
Prepaid Expenses	6,744	6,182
Accounts Payable and Accrued Liabilities	8,854	(20,628)
Deferred Insurance Recovery	(13,900)	—
Other — Net	—	70

Net Cash Provided by (Used for) Operating Activities	37,797	(19,742)

Cash Flows From Investing Activities
Capital Expenditures	(3,252)	(895)
Investment in Unconsolidated Subsidiaries	(539)	(283)
Distributions from Unconsolidated Subsidiaries	1,920	1,445

Net Cash Provided by (Used for) Investing Activities	(1,871)	267

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	—	35,000
Drawdowns on Revolving Line	274,922	270,756
Principal Payments on Revolving Line	(310,736)	(284,920)

Net Cash (Used for) Provided by Financing Activities	(35,814)	20,836

Net Increase in Cash and Cash Equivalents	112	1,361
Cash and Cash Equivalents — Beginning of Period	2,620	3,235

Cash and Cash Equivalents — End of Period	$2,732	$4,596

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited. However, in the opinion of the Company, the statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. Such adjustments include normal recurring adjustments as well as additional adjustments discussed in Note 6. The foregoing interim results are not necessarily indicative of the results of operations expected for the full fiscal year ending December 31, 2003.

These consolidated financial statements should be read together with the Company’s audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. For the purpose of these Notes to Consolidated Financial Statements, “Rouge Industries” or the “Company” refers to Rouge Industries, Inc. and its subsidiaries unless the context requires otherwise.

NOTE 2 — LIQUIDITY MATTERS

During the mid-1990’s, the Company was experiencing a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. After that, in 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) caused a 93-day shutdown of Rouge Steel’s steelmaking facilities and two years of difficult operations. Next, in 2000, natural gas prices began to rise causing a considerable increase in the Company’s costs of goods sold. In addition, in late 2001, a fire occurred at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

The Company continues to face difficult market conditions. The depressed steel selling prices for the major portion of the past three years, the cash drain caused by the Powerhouse explosion and the Double Eagle fire and contractual issues related to the startup and operation of the new power plant built and operated by Dearborn Industrial Generation, L.L.C. caused significant operating losses and put considerable pressure on the Company’s liquidity. During the three years ended December 31, 2002, the Company incurred net losses of $281,170,000. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint venture companies.

The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, the impact of the tariffs imposed in response to the Bush Administration’s Section 201 relief, and its sources of financing. The Company depends on borrowing to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	March 31	December 31
	2003	2002

	Unaudited
Production Raw Materials	$26,476	$47,302
Semifinished and Finished Steel Products	150,254	169,342

Total Production at FIFO	176,730	216,644
LIFO Reserve	(10,423)	(9,046)

Total Production at LIFO	166,307	207,598
Nonproduction and Sundry	12,720	12,970

Total Inventories	$179,027	$220,568

NOTE 4 — DEBT

The Company had borrowings of $150,368,000 outstanding as of March 31, 2003 and $186,181,000 outstanding as of December 31, 2002. Rouge Steel has a $200,000,000 revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. There is one financial covenant in the Credit Agreement, which is an excess availability minimum of $25,000,000. There is also a subjective acceleration clause in the Credit Agreement which causes the Company to classify its debt outstanding under the Credit Agreement as current. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2003, the Company’s receivables and inventories supported availability under the Credit Agreement of $136,450,000, of which it could borrow up to $110,150,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $65,368,000 as of March 31, 2003. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the Credit Agreement during the prior quarter.

The Company also has a $10,000,000 loan from Cleveland-Cliffs Inc. (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. The Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in substantially all of the Company’s assets and contains cross default provisions with the Credit Agreement. As of March 31, 2003, the Company had borrowings outstanding under the Cliffs Facility of $10,000,000.

The Company also has a $75,000,000 credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on June 30, 2004 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement and the Cliffs Facility, has a third security interest in substantially all of the Company’s assets and contains cross default provisions with the Credit Agreement. The Company had borrowings outstanding under the Ford Facility of $75,000,000 as of March 31, 2003.

NOTE 5 — COMMON STOCK

Class A shares have a par value of $0.01. Each Class A share has one vote.

Class B shares have a par value of $0.01. Each Class B share has 2.5 votes.

The Company has an outside director equity plan (the “ODEP”), a 1994 stock incentive plan, a 1998 stock incentive plan and a 2002 stock incentive plan (the 1994 stock incentive plan, the 1998 stock incentive plan and the 2002 stock incentive plan, together the “SIP”). The ODEP and the SIP provide for stock option grants to the Company’s directors and employees, respectively, at the fair market value on the date of grant. Under the plans, the Company is authorized to grant options to its directors and employees for up to 1,600,000 shares of common stock. Of this amount, options are outstanding for 1,465,583 shares at March 31, 2003. These stock options generally vest over a period of three years and are exercisable for a period not exceeding ten years from the date of grant. The stock options may be exercised subject to continued employment and certain other conditions.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP in 2000, 2001 or 2002. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per share would have resulted in the pro forma amounts indicated below:

		For the Quarters Ended March 31

		2003	2002

Net Loss (dollars in thousands)	As Reported	$(11,360)	$(41,499)
	Pro Forma	(11,406)	(41,581)
Compensation Expense (Net of Income Taxes) Excluded from Net Income Based on SFAS No. 123 (dollars in thousands)		$46	$82
Net Loss Per Share	As Reported	$(0.51)	$(1.87)
	Pro Forma	(0.51)	(1.87)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in the three months ended March 31, 2003 and 2002:

	2003	2002

Dividend Yield	0.00%	0.00%
Risk-Free Interest Rate	3.36	4.69
Expected Volatility	81.61	79.93
Expected Life	7 years	7 years

A summary of the status of the Company’s stock-based compensation plans as of March 31, 2003 and 2002 and changes during the quarters then ended is presented below:

	2003		2002

		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price

Outstanding at January 1	1,309,283	$7.12	903,980	$9.76
Granted	156,300	1.01	326,820	1.35
Forfeited	—		—

Outstanding at March 31	1,465,583	$6.47	1,230,800	$7.53

Options Exercisable at Quarter-End	1,064,356	$8.39	776,108	$10.57
Weighted-Average Fair Value of Options Granted During the Quarter		$0.76		$1.02

The following table presents summarized information about stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	March 31, 2003	Contractual Life	Exercise Price	March 31, 2003	Exercise Price

$0.77 to $1.49	606,563	9.1 years	$1.22	273,947	$1.23
$2.05 to $4.69	277,444	8.0	2.23	208,833	2.24
$7.88 to $8.75	316,300	6.3	8.24	316,300	8.24
$11.44 to $28.88	265,276	3.4	20.81	265,276	20.81

NOTE 6 — DOUBLE EAGLE INSURANCE CLAIM

On December 15, 2001, a major fire at Double Eagle, the Company’s 50% owned electrogalvanizing joint venture, halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September of 2002.

On April 4, 2003, the Company and its insurers’ representatives reached a final settlement with respect to the Double Eagle fire loss. Total proceeds for the Double Eagle insurance claim will amount to $52,327,000. As a result of the settlement and the receipt of proceeds, the Company recorded $13,917,000 as first quarter 2003 insurance recoveries. Of that amount, $9,461,000 represents the excess of replacement costs over the net book value of the Double Eagle property destroyed. Other components of first quarter 2003 insurance recoveries include the reversal of previously established insurance recovery reserves of $3,400,000 and additional business interruption recovery of $1,056,000. The final proceeds of $7,027,000 are expected to be collected, and corresponding recoveries recognized, during the second quarter of 2003.

NOTE 7 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the first quarter of 2003 and 2002. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2013.

	For the Quarter Ended March 31

	2003		2002

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	—	—	13,751	$0.77
Anti-dilutive Securities	1,465,583	$0.77 - $28.88	1,191,840	$1.35 - $28.88

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed above, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 9 — SUBSEQUENT EVENT

Eveleth Mines LLC (“EVTAC”), the Company’s 45% owned pellet producing subsidiary, filed for bankruptcy protection on May 1, 2003. The Company believes that it does not have any further obligations related to the funding of EVTAC’s operation or liabilities. The Company has a long-term agreement with Cleveland-Cliffs for all of its iron ore pellet requirements. As a result, EVTAC’s situation will not affect the Company’s supply or price of pellets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three — Month Periods Ended March 31, 2003 and 2002

     Total Sales. Total sales for Rouge Industries, Inc. (“Rouge Industries” or the “Company”) increased 19.2% in the first quarter of 2003 to $296.5 million from $248.8 million in the first quarter of 2002, an increase of $47.7 million. The increase in total sales resulted from higher steel product selling prices and, to a lesser degree, higher shipments. The average realized selling prices of the Company’s steel products were 17.7% higher in the first quarter of 2003 at $439 per ton compared to $373 per ton in the first quarter of 2002, an increase of $66 per ton. Additionally, in the first quarter of 2003, the steel product shipments were higher than in the first quarter of 2002. Shipments increased 1.1% in the first quarter of 2003 to 675,000 tons from 667,000 net tons in the first quarter of 2002, an increase of 8,000 tons.

     Costs and Expenses. Total costs and expenses increased 8.4% in the first quarter of 2003 to $319.9 million from $295.1 million in the first quarter of 2002, an increase of $24.8 million. Costs of goods sold increased 8.5% in the first quarter of 2003 to $309.2 million from $285.1 million in the first quarter of 2002, an increase of $24.1 million. The increase in costs of goods sold in the first quarter of 2003 can be attributed to the 8,000 ton improvement in sales volume, higher raw material and natural gas costs and costs related to scheduled and unscheduled outages for mechanical repairs to certain of the Company’s facilities. These cost increases were partially offset by lower costs related to the December 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture and an effective cost reduction effort. Costs of goods sold in the first quarter of 2003 were 104.3% of total sales, down from 114.6% of total sales in the first quarter of 2002. Selling and administrative expenses increased 38.0% in the first quarter of 2003 to $4.7 million from $3.4 million in the first quarter of 2002, an increase of $1.3 million. The principal reason for the lower selling and administrative expenses last year was a credit to the

Company’s Michigan Single Business Tax expense due to legislation permitting tax credits for the purchase and consumption of Michigan-produced iron ore.

     Operating Loss. The operating loss decreased 49.4% in the first quarter of 2003 to $23.5 million from $46.3 million in the first quarter of 2002, a decrease of $22.8 million. The improvement was primarily due to the higher steel product prices, and lower costs related to the Double Eagle fire.

     Insurance Recovery. On April 4, 2003, the Company reached a final settlement with its insurers’ representatives regarding the Double Eagle fire loss. As a result of the settlement and the receipt of proceeds, the Company recognized $13.9 million of income for insurance recoveries related to the Double Eagle fire in the first quarter of 2003 compared to $6.0 million recorded in the first quarter of 2002.

     Net Loss. Net loss decreased 72.6% in the first quarter of 2003 to $11.4 million compared to $41.5 million in the first quarter of 2002. The $30.1 million improvement was primarily due to higher steel product prices and the effect of the Double Eagle insurance settlement.

Liquidity and Capital Resources

     The Company continues to face difficult market conditions. The depressed steel selling prices for the major portion of the past three years, the cash drain caused by the Powerhouse explosion and the Double Eagle fire and the delay in the startup and operation of the new power plant built and operated by Dearborn Industrial Generation, L.L.C. caused significant operating losses and put considerable pressure on the Company’s liquidity. The Company responded to the liquidity deterioration by refinancing its debt early in 2001, procuring two subordinated credit facilities and selling or restructuring three joint venture companies.

     The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic steel industry), the implementation of operating and capital cost reduction programs, the impact of the tariffs imposed in response to the Bush Administration’s Section 201 relief and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and the Company is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     Cash and cash equivalents on March 31, 2003 totaled $2.7 million compared to $2.6 million on December 31, 2002, an increase of $100,000.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $37.8 million in the first quarter of 2003 compared to net cash used for operating activities of $19.7 million in the first quarter of 2002. The $57.5 million improvement in the first quarter of 2003 was primarily attributable to a lower net loss, lower inventories and proceeds from the Double Eagle insurance claim.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased in the first quarter of 2003 to $3.8 million from $1.2 million in the first quarter of 2002, an increase of $2.6 million. The increase is the result of spending on scheduled and unscheduled maintenance projects. During the remainder of 2003, it is anticipated that an additional $15 million will be paid or accrued for capital projects. These projects will be funded with cash provided by operating activities and debt. Overall, the additional capital expenditures are non-discretionary and will be generally directed at maintaining plant efficiency and product quality.

     Credit Facilities. The Company has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At March 31, 2003, the Company’s receivables and inventories supported availability under the Credit Agreement of $136.5 million, of which the Company could borrow up to $110.2 million without a covenant default. The Company had borrowings of $65.4 million under the Credit Agreement on March 31, 2003.

     The Company also has a $10 million loan from Cleveland-Cliffs Inc (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007. The Company had borrowings outstanding under the Cliffs Facility of $10 million at March 31, 2003.

     The Company also has a $75 million credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on June 30, 2004. The Company had borrowings outstanding under the Ford Facility of $75.0 million as of March 31, 2003.

Contractual Obligations and Other Commercial Commitments

     The Company has certain obligations with various parties that include commitments to make future payments. Such obligations are presented below.

	Contractual Obligations with Payments Due

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Short-Term Debt (1)	$65.4	$65.4	$—	$—	$—
Long-Term Debt (2)	85.0	—	80.0	5.0	—
Operating Leases (3)	27.4	14.7	12.2	0.5	—
Unconditional Purchase Obligations (4)	640.6	86.9	173.5	341.0	39.2

Total	$818.4	$167.0	$265.7	$346.5	$39.2

(1)	Includes $65.4 million of debt outstanding under the Credit Agreement. This amount is classified as an obligation with payments due in less than one year because of a subjective acceleration clause in the Credit Agreement.

(2)	Includes $75.0 million of debt outstanding under the Ford Facility and $10.0 million of debt outstanding under the Cliffs Facility

(3)	Includes the Company’s operating lease for a Waste Oxide Reclamation Facility and mobile equipment rentals.

(4)	Includes $75.2 million per year until 2006 for minimum pellet purchases and $263.2 million in 2007 to recognize a five-year aggregate minimum pellet purchase obligation, $9.4 million per year until 2011 for minimum oxygen purchases, $1.3 million per year until 2011 for minimum nitrogen purchases, and $972,000 per year until 2005 for minimum hydrogen purchases.

	Other Commercial Commitments which Expire by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Standby Letters of Credit (1)	$1.3	$1.3	$—	$—	$—
Guarantees (2)	2.1	1.0	1.1	—	—

Total Commercial Commitments	$3.4	$2.3	$1.1	$—	$—

(1)	Includes $1.0 million to the State of Michigan Bureau of Workers’ Compensation and $300,000 as collateral under the Company’s automobile insurance program.

(2)	Includes bank debt guaranteed in favor of Delaco Processing, L.L.C., the Company’s 49% owned joint venture.

Double Eagle Insurance Claim

     On December 15, 2001, a major fire at Double Eagle, halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September 2002.

     On April 4, 2003, the Company and its insurers’ representatives reached a final settlement with respect to the Double Eagle fire loss. Total proceeds for the Double Eagle insurance claim will amount to $52.3 million. As a result of the settlement and the receipt of proceeds, the Company recorded $13.9 million as first quarter 2003 insurance recoveries. Of that amount, $9.5 million represents the excess of replacement costs over the net book value of the Double Eagle property destroyed. Other components of first quarter 2003 insurance recoveries include the reversal of previously established insurance recovery reserves of $3.4 million and additional business interruption recovery of $1.0 million. The final proceeds of $7.0 million are expected to be collected, and corresponding recoveries recognized, during the second quarter of 2003.

Recent Developments

     Steel Market. The Company has encountered weakened steel demand and depressed spot market pricing. The Company believes that the conditions contributing to the steel market deterioration are the result of consumer concerns about the U.S. economy, and increased capacity from formerly liquidated steel companies re-starting production. The Company further believes that the weak steel market is likely to continue through the second quarter of 2003.

     EVTAC Bankruptcy. Eveleth Mines LLC (“EVTAC”), the Company’s 45% owned pellet producing subsidiary, filed for bankruptcy protection on May 1, 2003. The Company believes that it does not have any further obligations related to the funding of EVTAC’s operation or liabilities. The Company has a long-term agreement with Cleveland-Cliffs for all of its iron ore pellet requirements. As a result, EVTAC’s situation will not affect the Company’s supply or price of pellets.

     Trade Case. On March 5, 2002, the Bush Administration announced its decision regarding remedies to the U.S. International Trade Commission’s determination of whether steel product imports caused injury to the domestic steel industry. Tariffs of 30% were imposed on imports of flat rolled steel (which compete with the Company’s products) for one year, declining to 24% the second year and 18% the third year. The Company does not believe that the decline in the tariff rate to 24% will have a materially adverse effect on its results of operations or financial position.

     Cost Reduction Effort. In 2002, the Company commenced an extensive cost reduction effort. This ongoing endeavor involves reducing spending on services, supplies and labor and improving productivity, yield, fuel rate and quality. The Company expects to achieve significant savings in 2003 as a result of its cost reduction efforts. During the first quarter of 2003, total savings attributable to the cost reduction program included yield and productivity improvements in the Company’s finishing facilities and certain labor, landfill and property tax cost reductions.

     Ethics and Compliance Hotline. The Sarbanes-Oxley Act of 2002 requires the Company’s audit committee, among other things, to establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company has contracted with an independent service firm to provide an ethics and compliance hotline (the “Hotline”) which is available 24 hours a day, 7 days a week where unethical or improper activities, including questionable accounting or auditing matters, may be reported. Information regarding the Hotline is available on the Company’s web site at www.rougeindustries.com.

     New Accounting Pronouncements. During the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This pronouncement had no impact on the Company’s results of operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to include more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002.

     As permitted, the Company will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) plant operating performance, given the age of the Company’s facilities (v) product quality in light of increasingly tighter standards required by the Company’s customers, (vi) potential environmental liabilities, (vii) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (viii) the level of imports and import prices in the Company’s markets, (ix) the availability of sufficient cash to support the Company’s operations and (x) higher than expected operating costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     The table below presents the Company’s debt that is sensitive to changes in interest rates (dollars in millions).

							Fair
	2003	2004	2005	2006	Thereafter	Total	Value

Short-Term Debt	$—	$65.4	$—	$—	$—	$65.4	$65.4
Variable Rate	3.8%	3.8%	—	—	—	3.8%
Long-Term Debt Ford	$—	$75.0	$—	$—	$—	$75.0	$75.0
Variable Rate	3.8%	3.8%	—	—	—	3.8%
Cleveland — Cliffs	$—	$2.5	$2.5	$2.5	$2.5	$10.0	$10.0
Fixed Rate	10%	10%	10%	10%	10%	10%	10%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer believe that the Company’s disclosure controls and procedures were adequate and were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them by others within the Company.

Changes in Internal Control

     There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     DIG Arbitration. On February 24, 2003, the Company filed a Demand for Arbitration with respect to various contract issues and claims that the Company has against Dearborn Industrial Generation, L.L.C.

     From time to time, Rouge Industries and its consolidated subsidiaries are defendants in routine lawsuits incidental to their businesses. The Company believes that such current proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

99.1	CEO Certification

99.2	CFO Certification

(b)	During the quarter ended March 31, 2003, the Company filed one current report on Form 8-K with the Securities and Exchange Commission. The report, filed on March 26, 2003, discussed the New York Stock Exchange’s suspension of trading of the Company’s class A common stock and the Company’s subsequent move to the over-the-counter bulletin board under the ticker symbol “RGID.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 2, 2003	ROUGE INDUSTRIES, INC

	By:	/s/ Carl L. Valdiserri

	Name:	Carl L. Valdiserri
	Title:	Chairman of the Board and
Chief Executive Officer

Date: May 2, 2003	By:	/s/ Gary P. Latendresse

	Name:	Gary P. Latendresse
	Title:	Vice Chairman and
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ Carl L. Valdiserri Carl L. Valdiserri
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ Gary P. Latendresse Gary P. Latendresse
Vice Chairman and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

99.1	CEO Certification

99.2	CFO Certification