Form 10-K/A
period 2002-12-31
ROUGE INDUSTRIES INC
filed 2003-05-29
CIK 918577

UNITED STATES
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

EXPLANATORY NOTE
PART IV
SIGNATURES
Oxygen, Nitrogen and Argon Supply Agreement

EXPLANATORY NOTE

This report on Form 10-K/A-1 is being filed to amend Item 15, the Exhibit Index and Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 14, 2003. The amendment is required to identify confidential portions of an exhibit for which confidential treatment was requested. The exhibit index is amended to indicate that Exhibit 10.10 has had information omitted pursuant to a request for confidential treatment. Exhibit 10.10 is amended to indicate that such confidential information has been filed separately with the Securities and Exchange Commission. This information should be read in conjunction with information filed subsequent to February 14, 2003 that is included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

The following information replaces Item 15, the Exhibit Index and Exhibit 10.10 in their entirety.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this Report:

(1) A list of the financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 43.

(2) A list of financial statement schedules required to be filed by Item 8 is located on page 43.

(3) Exhibits:

     The following exhibits are included in this report or incorporated herein by reference:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company (“Rouge Steel”) and Rouge Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996, among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

10.1	Loan and Security Agreement dated March 13, 2001 among Rouge Steel, the Registrant, QS Steel Inc. (“QS Steel”), Eveleth Taconite Company (“Eveleth”), the financial institutions parties thereto and Congress Financial Corporation (“Congress”) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 2000 Annual Report on Form 10-K (Commission File Number 1-12852) (the “2000 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.2	Amendment No. 1 to Loan and Security Agreement dated as of November 21, 2001 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2001 (the “December 5, 2001 8-K”)).

10.3	Amendment No. 2 to Loan and Security Agreement dated as of July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

10.4	Subordinated Loan and Security Agreement dated as of November 21, 2001 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford Motor Company (“Ford”) (incorporated herein by reference to Exhibit 99.2 to the December 5, 2001 8-K).

10.5	Amendment No. 2 to Subordinated Loan and Security Agreement dated as of July 12, 2002 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford (incorporated herein by reference to Exhibit 10.3 to the Third Quarter 2002 10-Q).

10.6+	Amendment No. 3 to Subordinated Loan and Security Agreement dated as of October 28, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford.

10.7	Subordinated Loan and Security Agreement dated July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Cleveland-Cliffs Inc (“Cleveland-Cliffs”) (incorporated herein by reference to Exhibit 10.1 to the Third Quarter 2002 10-Q).

10.8	Amended and Restated Intercreditor and Subordination Agreement dated as of July 12, 2002 by and among Congress, Cleveland-Cliffs and Ford (incorporated herein by reference to Exhibit 10.5 to the Third Quarter 2002 10-Q).

10.9	Purchase and Sale Agreement dated as of December 15, 1989, between Ford and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.10+#	Oxygen, Nitrogen, and Argon Supply Agreement dated as of December 1, 2002, between Praxair, Inc. and Rouge Steel.

10.11	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.12	Natural Gas Operating Agreement dated as of December 15, 1989 between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.13	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and Rouge Steel (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

10.14	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.15	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s 1997 Annual Report on Form 10-K (Commission File Number 1-12858)).

10.16	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

10.17	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Eveleth and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 Form 10-K).

10.18	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.19	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company (“Cliffs”) and the Registrant (the “Pellet Sales and Purchase and Trade Agreement”) (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

10.20	Letter Agreement dated May 16, 2002 between Rouge Steel and Cliffs amending the Pellet Sales and Purchase and Trade Agreement (incorporated herein by reference to Exhibit 10.6 to the Third Quarter 2002 10-Q).

10.21	Electricity Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.27 to the 2000 Form 10-K).

10.22	Steam Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporate herein by reference to Exhibit 10.28 to the 2000 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Ground Lease Between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999 (incorporated herein by reference to Exhibit 10.29 to the 2000 Form 10-K).

10.24	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel and Ford dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.30 to the 2000 Form 10-K).

10.25	Easement Agreement by and among Rouge Steel, Ford, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.31 to the 2000 Form 10-K).

10.26	Blast Furnace Gas Purchase Agreement by and among Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.32 to the 2000 Form 10-K).

10.27	Amended and Restated Information Systems Services Agreement between Rouge Steel and Perot Systems Corporation dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.28	Master Lease between Bank One, Michigan and Rouge Steel dated as of May 14, 1997 (incorporated herein by reference to Exhibit 10.34 to the 2000 Form 10-K).

10.29	Consent Decree dated as of June 11, 2002 between Rouge Steel, the U.S. Department of Justice, Wayne County and the Michigan Department of Environmental Quality (incorporated herein by reference to Exhibit 10.7 to the Third Quarter 2002 10-Q).

10.30**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.31**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.32	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.33	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.34	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

10.35**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.36**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.37**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

10.38**	Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to the 1999 Form 10-K).

10.39**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the 1999 Form 10-K).

10.40**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.41**	Amended and Restated Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.38 to the 1999 Form 10-K).

10.42**	Amended and Restated Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.39 to the 1999 Form 10-K).

10.43**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

99.1+	CEO Certification

99.2+	CFO Certification

+	Filed with Annual Report on Form 10-K on February 14, 2003.
#	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2002.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of May 2003.

ROUGE INDUSTRIES, INC.

By: /s/ Gary P. Latendresse Name: Gary P. Latendresse Title: Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated July 20, 1997, by and among the Registrant, Rouge Steel Company (“Rouge Steel”) and Rouge Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-B (the “Form 8-B”)).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-B).

3.2	Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-B).

4.1	Amended and Restated Stockholders Agreement dated as of November 14, 1996, among the Registrant, Carl L. Valdiserri and Worthington Industries, Inc. (“Worthington”) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s 1996 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1996 Form 10-K”)).

4.2	First Amendment to Amended and Restated Stockholders Agreement dated July 20, 1997, by and among Rouge Steel, the Registrant, Carl L. Valdiserri and Worthington (incorporated herein by reference to Exhibit 4.1 to the Form 8-B).

10.1	Loan and Security Agreement dated March 13, 2001 among Rouge Steel, the Registrant, QS Steel Inc. (“QS Steel”), Eveleth Taconite Company (“Eveleth”), the financial institutions parties thereto and Congress Financial Corporation (“Congress”) (incorporated herein by reference to Exhibit 10.8 to the Registrant’s 2000 Annual Report on Form 10-K (Commission File Number 1-12852) (the “2000 Form 10-K”)).

Exhibit
Number	Description of Exhibit

10.2	Amendment No. 1 to Loan and Security Agreement dated as of November 21, 2001 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated December 5, 2001 (the “December 5, 2001 8-K”)).

10.3	Amendment No. 2 to Loan and Security Agreement dated as of July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth, the financial institutions party thereto and Congress (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

10.4	Subordinated Loan and Security Agreement dated as of November 21, 2001 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford Motor Company (“Ford”) (incorporated herein by reference to Exhibit 99.2 to the December 5, 2001 8-K).

10.5	Amendment No. 2 to Subordinated Loan and Security Agreement dated as of July 12, 2002 among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford (incorporated herein by reference to Exhibit 10.3 to the Third Quarter 2002 10-Q).

10.6+	Amendment No. 3 to Subordinated Loan and Security Agreement dated as of October 28, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Ford.

10.7	Subordinated Loan and Security Agreement dated July 12, 2002 by and among Rouge Steel, the Registrant, QS Steel, Eveleth and Cleveland-Cliffs Inc (“Cleveland-Cliffs”) (incorporated herein by reference to Exhibit 10.1 to the Third Quarter 2002 10-Q).

10.8	Amended and Restated Intercreditor and Subordination Agreement dated as of July 12, 2002 by and among Congress, Cleveland-Cliffs and Ford (incorporated herein by reference to Exhibit 10.5 to the Third Quarter 2002 10-Q).

10.9	Purchase and Sale Agreement dated as of December 15, 1989, between Ford and Marico Acquisition Corp. (“Marico”) (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 33-74698) (the “S-1 Registration Statement”)).

10.10+#	Oxygen, Nitrogen, and Argon Supply Agreement dated as of December 1, 2002, between Praxair, Inc. and Rouge Steel.

10.11	Powerhouse Joint Operating Agreement dated as of December 15, 1989, between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.21 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.12	Natural Gas Operating Agreement dated as of December 15, 1989 between Rouge Steel and Ford (incorporated herein by reference to Exhibit 10.25 to the S-1 Registration Statement).

10.13	Joint Venture Agreement dated as of November 30, 1984 (the “Joint Venture Agreement”), between United States Steel Corporation (“USS”) and Rouge Steel (incorporated herein by reference to Exhibit 10.23 to the S-1 Registration Statement).

10.14	Amendment to Joint Venture Agreement (incorporated herein by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.15	Operating Agreement of Delaco Processing, L.L.C. dated as of September 3, 1997 by and between QS Steel and Delaco Supreme Tool & Gear Co. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s 1997 Annual Report on Form 10-K (Commission File Number 1-12858)).

10.16	Operating Agreement of Spartan Steel Coating, L.L.C. dated as of November 14, 1996 among QS Steel and Worthington Steel (incorporated herein by reference to Exhibit 10.18 to the 1996 Form 10-K).

10.17	Member Control Agreement of Eveleth Mines LLC dated as of December 2, 1996 between Virginia Horn Taconite Company, Eveleth and Ontario Eveleth Company (incorporated herein by reference to Exhibit 10.21 to the 1996 Form 10-K).

10.18	Pellet Sale and Purchase Agreement dated as of January 1, 1997 by and between Eveleth Mines LLC and Rouge Steel (incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K).

10.19	Pellet Sale and Purchase and Trade Agreement dated as of January 1, 1991 by and between The Cleveland-Cliffs Iron Company (“Cliffs”) and the Registrant (the “Pellet Sales and Purchase and Trade Agreement”) (incorporated herein by reference to Exhibit 10.31 to the S-1 Registration Statement).

10.20	Letter Agreement dated May 16, 2002 between Rouge Steel and Cliffs amending the Pellet Sales and Purchase and Trade Agreement (incorporated herein by reference to Exhibit 10.6 to the Third Quarter 2002 10-Q).

10.21	Electricity Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.27 to the 2000 Form 10-K).

10.22	Steam Sales Agreement between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporate herein by reference to Exhibit 10.28 to the 2000 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Ground Lease Between Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of June 30, 1999 (incorporated herein by reference to Exhibit 10.29 to the 2000 Form 10-K).

10.24	Purchase Option Agreement by and between Dearborn Industrial Generation, L.L.C., Rouge Steel and Ford dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.30 to the 2000 Form 10-K).

10.25	Easement Agreement by and among Rouge Steel, Ford, Double Eagle Steel Coating Company and Dearborn Industrial Generation, L.L.C. dated as of May 31, 2000 (incorporated herein by reference to Exhibit 10.31 to the 2000 Form 10-K).

10.26	Blast Furnace Gas Purchase Agreement by and among Rouge Steel and Dearborn Industrial Generation, L.L.C. dated as of January 13, 1999 (incorporated herein by reference to Exhibit 10.32 to the 2000 Form 10-K).

10.27	Amended and Restated Information Systems Services Agreement between Rouge Steel and Perot Systems Corporation dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.33 to the 2000 Form 10-K).

10.28	Master Lease between Bank One, Michigan and Rouge Steel dated as of May 14, 1997 (incorporated herein by reference to Exhibit 10.34 to the 2000 Form 10-K).

10.29	Consent Decree dated as of June 11, 2002 between Rouge Steel, the U.S. Department of Justice, Wayne County and the Michigan Department of Environmental Quality (incorporated herein by reference to Exhibit 10.7 to the Third Quarter 2002 10-Q).

10.30**	Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-88520) (the “Form S-8 Registration Statement”)).

10.31**	Amendment to Rouge Steel Company Savings Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.3 to the Form 8-B).

10.32	Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 4.2 to the Form S-8 Registration Statement).

10.33	Amendment to Rouge Steel Company Tax-Efficient Savings Plan for Hourly Employees (incorporated herein by reference to Exhibit 10.4 to the Form 8-B).

10.34	Rouge Steel Company Profit Sharing Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.38 to the S-1 Registration Statement).

10.35**	Rouge Steel Company Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.39 to the S-1 Registration Statement).

Exhibit
Number	Description of Exhibit

10.36**	Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 8-B).

10.37**	First Amendment to Rouge Steel Company Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to the Registrant’s 1999 Annual Report on Form 10-K (Commission File Number 1-12852) (the “1999 Form 10-K”)).

10.38**	Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to the 1999 Form 10-K).

10.39**	First Amendment to Rouge Steel Company 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to the 1999 Form 10-K).

10.40**	Rouge Steel Company Retirement Plan for Salaried Employees (incorporated herein by reference to Exhibit 10.41 to the S-1 Registration Statement).

10.41**	Amended and Restated Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.38 to the 1999 Form 10-K).

10.42**	Amended and Restated Rouge Steel Company Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.39 to the 1999 Form 10-K).

10.43**	Rouge Steel Company Amended and Restated Outside Director Equity Plan (incorporated herein by reference to Exhibit 10.2 to the Form 8-B).

21+	List of Subsidiaries.

23+	Consent of PricewaterhouseCoopers LLP.

99.1+	CEO Certification

99.2+	CFO Certification

+	Filed herewith.
#	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
**	Compensatory plans in which the Registrant’s directors and executive officers participate.

(b)	The Company did not file a Current Report on Form 8-K during the fourth quarter of 2002.

(c)	The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

(d)	The financial statement schedule listed under Item 14(a)(2) is filed herewith.