Form 10-Q
period 2003-06-30
ROUGE INDUSTRIES INC
filed 2003-07-30
CIK 918577

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____to_____

Commission File Number 1-12852

ROUGE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	38-3340770 (I.R.S. Employer Identification No.)

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
Yes     [   ]          No     [X]

The number of shares of common stock issued and outstanding as of July 29, 2003 was 22,247,554 which includes 15,107,154 shares of Class A Common Stock and 7,140,400 shares of Class B Common Stock.

ROUGE INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Report of Independent Accountants

To the Board of Directors and
Stockholders of Rouge Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Rouge Industries, Inc. and its subsidiaries as of June 30, 2003, and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows for each of the three-month and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
Detroit, Michigan
July 28, 2003

PART I.    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ROUGE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30	December 31
	2003	2002

	Unaudited
Assets
Current Assets
Cash and Cash Equivalents	$3,886	$2,620
Marketable Securities	67	—
Accounts Receivable
Trade and Other (Net of Allowances of $12,682 and $14,134)	64,795	69,863
Insurance Recovery	—	11,983
Affiliates	1,222	1,341
Inventories	166,118	220,568
Other Current Assets	5,473	16,600

Total Current Assets	241,561	322,975

Property, Plant, and Equipment
Land	—	—
Buildings and Improvements	22,182	22,158
Machinery and Equipment	345,127	337,543
Construction in Progress	5,815	9,959

Subtotal	373,124	369,660
Less: Accumulated Depreciation	(166,444)	(154,652)

Net Property, Plant, and Equipment	206,680	215,008

Investment in Unconsolidated Subsidiaries	78,133	77,521

Deferred Charges and Other	31,757	36,896

Total Assets	$558,131	$652,400

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	June 30	December 31
	2003	2002

Liabilities and Stockholders’ Equity	Unaudited
Current Liabilities
Accounts Payable
Trade	$145,178	$129,614
Affiliates	1,689	4,456
Deferred Insurance Recovery	—	13,900
Short-Term Debt	40,431	101,181
Other Accrued Liabilities	36,473	50,425

Total Current Liabilities	223,771	299,576

Long Term Debt	85,000	85,000

Pensions and Other Postretirement Benefits	181,415	172,744

Other Liabilities	14,404	15,571

Commitments and Contingencies (Notes 6 and 8)
Stockholders’ Equity
Common Stock
Class A, 80,000,000 shares authorized with 15,107,154 issued and outstanding as of June 30, 2003 and December 31, 2002	151	151
Class B, 8,690,400 shares authorized with 7,140,400 issued and outstanding as of June 30, 2003 and December 31, 2002	72	72
Capital in Excess of Par Value	130,277	130,277
Retained Earnings	(33,608)	(2,311)
Accumulated Other Comprehensive Income (Loss)	(43,351)	(48,680)

Total Stockholders’ Equity	53,541	79,509

Total Liabilities and Stockholders’ Equity	$558,131	$652,400

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share and per share amounts)
Unaudited

	For the Quarter Ended		For the Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Sales
Unaffiliated Customers	$280,926	$288,531	$573,921	$536,283
Affiliates	3,361	826	6,820	1,880

Total Sales	284,287	289,357	580,741	538,163

Costs and Expenses
Costs of Goods Sold (Excludes Depreciation and Amortization shown below)	302,635	298,810	611,839	583,922
Depreciation and Amortization	6,060	6,047	12,100	12,685
Selling and Administrative Expenses	4,500	4,825	9,173	8,211

Total Costs and Expenses	313,195	309,682	633,112	604,818

Operating Loss	(28,908)	(20,325)	(52,371)	(66,655)
Interest Income	—	—	—	36
Interest Expense	(2,007)	(2,440)	(4,330)	(4,852)
Insurance Recovery	14,406	12,130	28,323	18,110
Other — Net	(47)	(616)	(227)	(638)

Income (Loss) Before Income Taxes and Equity in Unconsolidated Subsidiaries	(16,556)	(11,251)	(28,605)	(53,999)
Income Tax Benefit	—	—	—	—

Income (Loss) Before Equity in Unconsolidated Subsidiaries	(16,556)	(11,251)	(28,605)	(53,999)
Equity in Unconsolidated Subsidiaries	(3,381)	2,511	(2,692)	3,760

Net Income (Loss)	$(19,937)	$(8,740)	$(31,297)	$(50,239)

Per Share Amounts
Net Income (Loss)— Basic and Diluted	$(0.90)	$(0.39)	$(1.41)	$(2.26)

Weighted Average Shares Outstanding	22,247,554	22,247,554	22,247,554	22,247,243

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)
Unaudited

	For the Quarter Ended	For the Six Months Ended
	June 30, 2003	June 30, 2003

Common Stock
Beginning Balance and Ending Balance	$223	$223

Capital in Excess of Par Value
Beginning Balance and Ending Balance	130,277	130,277

Retained Earnings
Beginning Balance	(13,671)	(2,311)
Net Loss	(19,937)	(31,297)

Ending Balance	(33,608)	(33,608)

Accumulated Other Comprehensive Loss
Beginning Balance	(47,534)	(48,680)
Additional Minimum Pension
Liability Adjustment	4,183	5,329

Ending Balance	(43,351)	(43,351)

Total Stockholders’ Equity	$53,541	$53,541

Comprehensive Loss
Net Loss	$(19,937)	$(31,297)
Additional Minimum Pension
Liability Adjustment	4,183	5,329

Comprehensive Loss	$(15,754)	$(25,968)

The accompanying notes are an integral part of the consolidated financial statements.

ROUGE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
Unaudited

	For the Six Months Ended
	June 30

	2003	2002

Cash Flows From Operating Activities
Net Loss	$(31,297)	$(50,239)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization	12,100	12,685
Net Gain on Sale of Assets	—	(356)
Equity in Unconsolidated Subsidiaries	2,692	(3,760)
Common Stock Issued for Benefit Plans	—	8
Changes in Assets and Liabilities:
Accounts Receivable	13,927	(12,768)
Inventories	55,293	36,214
Prepaid Expenses	16,266	8,073
Accounts Payable and Accrued Liabilities	11,607	(11,275)
Deferred Insurance Recovery	(13,900)	8,352
Other — Net	(323)	70

Net Cash Provided by (Used for) Operating Activities	66,365	(12,996)

Cash Flows From Investing Activities
Capital Expenditures	(5,530)	(1,187)
Proceeds from Disposal of Assets	—	1,946
Investment in Unconsolidated Subsidiaries	(738)	(2,700)
Distributions from Unconsolidated Subsidiaries	1,920	4,579

Net Cash Provided by (Used for) Investing Activities	(4,348)	2,638

Cash Flows From Financing Activities
Drawdowns on Subordinated Debt	—	35,000
Drawdowns on Revolving Line	568,073	577,197
Principal Payments on Revolving Line	(628,824)	(601,839)

Net Cash (Used for) Provided by Financing Activities	(60,751)	10,358

Net Increase in Cash and Cash Equivalents	1,266	—
Cash and Cash Equivalents — Beginning of Period	2,620	3,235

Cash and Cash Equivalents — End of Period	$3,886	$3,235

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

NOTE 2 — LIQUIDITY MATTERS

During the mid-1990’s, Rouge Industries was experiencing a relatively stable market environment. Then in 1998, an unprecedented amount of steel imports began flooding the U.S. causing domestic steel prices to decline dramatically. In 1999, an explosion and fire at the Rouge Complex Powerhouse (the “Powerhouse”) caused a 93-day shutdown of Rouge Steel’s steelmaking facilities and two years of difficult operations. In 2000, natural gas prices began to rise causing a considerable increase in the Company’s costs of goods sold. In addition, in late 2001, a fire occurred at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s joint venture electrogalvanizing line, which caused that facility to lose production for nine months.

Rouge Industries continues to face difficult market conditions. The depressed steel selling prices for the major portion of the past three years, the cash drain caused by the effects of the 1999 Powerhouse incident, the 2001 Double Eagle fire and the recent explosion at the “C” blast furnace dust catcher (see Note 6), and the delayed startup and operation of the new power plant built and operated by Dearborn Industrial Generation, L.L.C. caused significant operating losses and put considerable pressure on the Company’s liquidity. During the three years ended December 31, 2002, Rouge Industries incurred net losses of $281,170,000. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint venture companies.

The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic automotive and steel industries), the implementation of operating and capital cost reduction programs, the cost of energy and raw materials, and its sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and Rouge Industries is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

NOTE 3 — INVENTORIES

The major classes of inventories are as follows (dollars in thousands):

	June 30	December 31
	2003	2002

	Unaudited
Production
Raw Materials	$29,191	$47,302
Semifinished and Finished Steel Products	138,795	169,342

Total Production at FIFO	167,986	216,644
LIFO Reserve	(14,118)	(9,046)

Total Production at LIFO	153,868	207,598
Nonproduction and Sundry	12,250	12,970

Total Inventories	$166,118	$220,568

NOTE 4 — DEBT

Rouge Industries had borrowings outstanding of $125,431,000 as of June 30, 2003 and $186,181,000 as of December 31, 2002. Rouge Steel has a $200,000,000 revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. There is one financial covenant in the Credit Agreement, which is an excess availability minimum of $25,000,000. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2003, the Company’s receivables and inventories supported availability under the Credit Agreement of $121,927,000, of which it could borrow up to $95,627,000 without a covenant default. The Company had borrowings outstanding under the Credit Agreement of $40,431,000 as of June 30, 2003. The Credit Agreement bears an unused line fee of 0.375%. Interest on loans under the Credit Agreement is calculated by one of two methods: (i) the prime rate plus a margin ranging from 0.25% to 1.00%, depending upon excess availability under the Credit Agreement during the prior quarter or (ii) the London Interbank Offered Rate plus a margin ranging from 2.25% to 3.00%, depending upon excess availability under the Credit Agreement during the prior quarter.

Rouge Industries also has a $10,000,000 loan from Cleveland-Cliffs Inc. (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007 and bears interest at 10% per year. Payments of $2,500,000 are due on the Cliffs Facility each June 30, 2004, 2005, 2006 and 2007. The Cliffs Facility is subordinate to the Credit Agreement, has a second security interest in substantially all of the Company’s assets and contains cross default provisions with the Credit Agreement. As of June 30, 2003, the Company had borrowings outstanding under the Cliffs Facility of $10,000,000.

Rouge Industries also has a $75,000,000 credit facility from Ford Motor Company (the “Ford Facility”). The Ford Facility expires on June 30, 2004 and bears interest at approximately the same rate as the Credit Agreement. The Ford Facility is subordinate to the Credit Agreement and the Cliffs Facility, has a third security interest in substantially all of the Company’s assets and contains cross default provisions with the Credit Agreement. As of June 30, 2003, the Company had borrowings outstanding under the Ford Facility of $75,000,000.

NOTE 5 — COMMON STOCK

Rouge Industries applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for the ODEP and the SIP in 2002 or 2003. If compensation cost for the ODEP and the SIP had been determined based upon the fair value at the grant dates for awards under these plans, the Company’s net loss and net loss per share would have resulted in the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	For the Quarters Ended June 30		For the Six Months Ended June 30

	2003	2002	2003	2002

Net Loss - As Reported	$(19,937)	$(8,740)	$(31,297)	$(50,239)
Compensation Expense (Net of Income Taxes) Determined Under Fair Value Based Method for All Stock Awards	(51)	(87)	(97)	(169)

Net Loss – Pro Forma	$(19,988)	$(8,827)	$(31,394)	$(50,408)

Net Loss Per Share
As Reported	$(0.90)	$(0.39)	$(1.41)	$(2.26)
Pro Forma	(0.90)	(0.40)	(1.41)	(2.27)

NOTE 6 — INSURANCE CLAIMS

Double Eagle. On December 15, 2001, a fire at Double Eagle halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September 2002.

On April 4, 2003, Rouge Industries and its insurers’ representatives reached a final settlement with respect to the Double Eagle fire loss. Total proceeds for the Double Eagle insurance claim will amount to $52,327,000. As a result of the settlement and the receipt of proceeds, the Company recorded $13,917,000 as first quarter 2003 insurance recoveries. Of that amount, $9,461,000 represented the excess of replacement costs over the net book value of the Double Eagle property destroyed. Other components of first quarter 2003 insurance recoveries included the reversal of previously established insurance recovery reserves of $3,400,000 and additional business interruption recovery of $1,056,000. The final proceeds of $7,027,000 are expected to be collected, and corresponding recoveries recognized as income, during the third quarter of 2003.

“C” Blast Furnace Outage. On June 21, 2003, an explosion at the “C” blast furnace dust catcher damaged auxiliary equipment resulting in the temporary shutdown of the furnace. The furnace was returned to operation on July 22, 2003 and is now operating at its rated capacity.

During the second quarter, the Company’s operating income was adversely impacted by $4,845,000 as a result of the “C” blast furnace outage. The Company estimates that the total cost of this incident will approach $20,000,000. The Company plans to record insurance recovery in the third quarter once the $10,000,000 deductible is exceeded.

Powerhouse-Related Insurance Claim. As a result of a recent settlement reached between the Company’s insurer and Ford Motor Company (“Ford”) related to the 1999 Powerhouse incident, the Company received $14,322,000, or 33% of the settlement amount, pursuant to a 2001 agreement between the Company and Ford.

NOTE 7 — EARNINGS PER SHARE

There was no difference between basic and diluted earnings per share in the second quarters of 2003 and 2002. The table below presents dilutive securities, which represent stock options granted to members of management or the board of directors with exercise prices lower than the average market price of the Company’s Class A Common Stock, and anti-dilutive securities, which are stock options granted to members of management or the board of directors with exercise prices higher than the average market price of the Company’s Class A Common Stock. All of these stock options will expire between 2004 and 2013.

	For the Quarter Ended June 30

	2003		2002

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	7,640	$0.45 - $0.47	45,348	$0.77 - $1.40

Anti-dilutive Securities	1,447,279	$0.77 - $28.88	859,020	$2.05 - $28.88

	For the Six Months Ended June 30

	2003		2002

		Range of		Range of
	Securities	Exercise Prices	Securities	Exercise Prices

Dilutive Securities	3,841	$0.45 - $0.47	16,235	$0.77 - $1.30

Anti-dilutive Securities	1,447,279	$0.77 - $28.88	1,207,268	$1.35 - $28.88

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Other than the matters discussed above, there have been no material changes to the commitments and contingencies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Three - Month Periods Ended June 30, 2003 and 2002

     Total Sales. Total sales for Rouge Industries, Inc. (together with its subsidiaries, “Rouge Industries” or the “Company”) decreased 1.8% in the second quarter of 2003 to $284.3 million from $289.4 million in the second quarter of 2002, a decrease of $5.1 million. The decrease in total sales resulted from lower steel product shipments partially offset by higher steel product selling prices. Steel product shipments decreased 3.1% in the second quarter of 2003 to 680,000 tons from 701,000 net tons in the second quarter of 2002, a decrease of 21,000 tons. The average realized selling prices of the Company’s steel products were 1.2% higher in the second quarter of 2003 at $418 per ton compared to $413 per ton in the second quarter of 2002, an increase of $5 per ton.

     Costs and Expenses. Total costs and expenses increased 1.1% in the second quarter of 2003 to $313.2 million from $309.7 million in the second quarter of 2002, an increase of $3.5 million. Costs of goods sold increased 1.3% in the second quarter of 2003 to $302.6 million from $298.8 million in the second quarter of 2002, an increase of $3.8 million. The increase in costs of goods sold in the second quarter of 2003 can be attributed to higher raw material and natural gas costs and costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities. These cost increases were partially offset by lower steel product shipments, lower costs related to the December 2001 fire at Double Eagle Steel Coating Company (“Double Eagle”), the Company’s 50% owned electrogalvanizing joint venture, and an effective cost reduction effort. Costs of goods sold in the second quarter of 2003 were 106.5% of total sales, up from 103.3% of total sales in the second quarter of 2002.

     Operating Loss. The operating loss increased 42.2% in the second quarter of 2003 to $28.9 million from $20.3 million in the second quarter of 2002, an increase of $8.6 million. The increased loss was primarily due to higher raw material and natural gas costs and costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities, partially offset by higher steel product prices, lower costs related to the Double Eagle fire and an effective cost reduction effort.

     Insurance Recovery. Rouge Industries did not recognize any income for insurance recoveries related to the Double Eagle fire in the second quarter of 2003 compared to $12.1 million recorded in the second quarter of 2002. The Company also did not recognize any income for insurance recoveries related to the June 21, 2003 explosion at the Company’s “C” blast furnace dust catcher. The $10 million deductible had not been reached in the second quarter. The Company expects to begin recording insurance recoveries related to the “C” blast furnace incident during the third quarter of 2003. As a result of a recent settlement reached between the Company’s insurer and Ford Motor Company (“Ford”) related to the 1999 incident at the Rouge Complex Powerhouse (the “Powerhouse”), the Company received $14.3 million, or 33% of the settlement amount, pursuant to a 2001 agreement between Rouge Steel and Ford. The insurance recovery amount recorded for the second quarter of 2003 included $84,000 for funds received upon settlement of a small claim.

     Equity in Unconsolidated Subsidiaries. Equity in loss from unconsolidated subsidiaries was $3.4 million in the second quarter of 2003 compared to equity in income from unconsolidated subsidiaries of $2.5 million in the second quarter of 2002, a change of $5.9 million. The decrease in equity in unconsolidated subsidiaries resulted primarily from losses recorded at Eveleth Mines LLC (“EVTAC”). EVTAC ceased operation in mid-May, after filing for federal bankruptcy protection, and recorded a $4.2 million loss for the second quarter of 2003 compared to income of $600,000 in the second quarter of 2002.

     Net Loss. The net loss increased 128.1% in the second quarter of 2003 to $19.9 million from $8.7 million in the second quarter of 2002, an increase of $11.2 million. The increase was primarily due to higher raw material and natural gas costs, costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities and the loss recorded at EVTAC, partially offset by higher steel product prices, lower costs related to the Double Eagle fire, the favorable settlement of a Powerhouse-related insurance claim and an effective cost reduction effort.

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

     Total Sales. Total sales for Rouge Industries increased 7.9% in the first half of 2003 to $580.7 million from $538.2 million in the first half of 2002, an increase of $42.5 million. The increase in total sales resulted from higher steel product selling prices partially offset by lower steel product shipments. The average realized selling prices of the Company’s steel products were 8.8% higher in the first half of 2003 at $429 per ton compared to $394 per ton in the first half of 2002, an increase of $35 per ton. Steel product shipments decreased 0.1% in the first half of 2003 to 1,355,000 tons from 1,366,000 tons in the first half of 2002, a decrease of 11,000 tons.

     Costs and Expenses. Total cost and expenses increased 4.7% in the first half of 2003 to $633.1 million from $604.8 million in the first half of 2002, an increase of $28.3 million. Costs of goods sold increased 4.8% in the first half of 2003 to $611.8 million from $583.9 million in the first half of 2002, an increase of $27.9 million. The increase in costs of goods sold in the first half of 2003 can be attributed to higher raw material and natural gas costs and costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities. These cost increases were partially offset by lower costs related to the December 2001 fire at Double Eagle and an effective cost reduction effort. Costs of goods sold in the first half of 2003 were 105.4% of total sales, down from 108.5% of total sales in the first half of 2002.

     Operating Loss. The operating loss decreased 21.4% in the first half of 2003 to $52.4 million from $66.7 million in the first half of 2002, a decrease of $14.3 million. The decreased loss was primarily due to higher steel product prices, lower costs related to the Double Eagle fire and an effective cost reduction effort, partially offset by higher raw material and natural gas costs and costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities.

     Insurance Recovery. Rouge Industries recognized $13.9 million of income for insurance recoveries related to the Double Eagle fire in the first half of 2003 compared to $18.1 million recorded in the first half of 2002. As a result of a recent settlement reached between the Company’s insurer and Ford related to the 1999 Powerhouse incident, the Company received $14.3 million, or 33% of the settlement amount, pursuant to 2001 agreement between Rouge Steel and Ford.

     Equity in Unconsolidated Subsidiaries. Equity in loss from unconsolidated subsidiaries was $2.7 million in the first half of 2003 compared to equity in income from unconsolidated subsidiaries of $3.8 million in the first half of 2002, a change of $6.5 million. The decrease in equity in unconsolidated subsidiaries resulted primarily from losses recorded at EVTAC. EVTAC recorded a $5.3 million loss in the first half of 2003 compared to income of $131,000 in the first half of 2002. Additionally, Spartan Steel Coating Company, the Company’s 48% owned hot dip galvanizing joint venture, recorded lower income in the first half of 2003 than the first half of 2002.

     Net Loss. The net loss decreased 37.7% in the first half of 2003 to $31.3 million from $50.2 million in the first half of 2002, a decrease of $18.9 million. The lower net loss was primarily due to higher steel product prices, lower costs related to the Double Eagle fire, the favorable settlement of a Powerhouse-related insurance claim, and an effective cost reduction effort, partially offset by higher raw material and natural gas costs, costs related to the “C” blast furnace incident and scheduled and unscheduled outages for mechanical repairs to certain Company facilities and the loss recorded at EVTAC.

Liquidity and Capital Resources

     Rouge Industries continues to face difficult market conditions. The depressed steel selling prices for the major portion of the past three years, the cash drain caused by the effects of the 1999 Powerhouse incident, the 2001 Double Eagle fire and the recent explosion at the “C” blast furnace dust catcher, and the delayed startup and operation of the new power plant built and operated by Dearborn Industrial Generation, L.L.C. caused significant operating losses and put considerable pressure on the Company’s liquidity. The Company responded to the liquidity deterioration by refinancing its revolving loan facility, procuring two subordinated credit facilities and selling or restructuring three joint venture companies.

     The Company’s liquidity is dependent on its operating performance (which is closely related to business conditions in the domestic automotive and steel industries), the implementation of operating and capital cost reduction programs, the cost of energy and raw materials, and sources of financing. The Company depends on borrowings to fund operations. In the event that market conditions deteriorate, causing operating losses to continue, and Rouge Industries is unable to secure additional financing sources to fund its operations, it may be required to seek bankruptcy protection or commence liquidation or other administrative proceedings.

     Cash and cash equivalents on June 30, 2003 totaled $3.9 million compared to $2.6 million on December 31, 2002, an increase of $1.3 million.

     Cash Flows from Operating Activities. Net cash provided by operating activities was $66.4 million in the first six months of 2003 compared to net cash used for operating activities of $13.0 million in the first six months of 2002. The $79.4 million improvement in the first six months of 2003 was primarily attributable to lower net loss, a greater inventory reduction and an increase in accounts payable.

     Capital Expenditures. Cash used for capital expenditures, including investments in unconsolidated subsidiaries, increased in the first six months of 2003 to $6.3 million from $3.9 million in the first six months of 2002, an increase of $2.4 million. The increase is the result of spending on scheduled and unscheduled maintenance projects. During the remainder of 2003, it is anticipated that an additional $12 million will be paid or accrued for capital projects. These projects will be funded with cash provided by operating activities and debt. Overall, the additional capital expenditures are non-discretionary and will be generally directed at maintaining plant efficiency and product quality.

     Credit Facilities. Rouge Industries has a $200 million revolving loan agreement (the “Credit Agreement”) which expires on March 13, 2004. Borrowings under the Credit Agreement are limited to specified percentages of receivables and inventories. At June 30, 2003, the Company’s receivables and inventories supported availability under the Credit Agreement of $121.9 million, of which the Company could borrow up to $95.6 million without a covenant default. The Company had borrowings of $40.4 million under the Credit Agreement as of June 30, 2003.

     Rouge Industries also has a $10 million loan from Cleveland-Cliffs Inc (the “Cliffs Facility”). The Cliffs Facility expires on June 30, 2007. Payments of $2.5 million are due on the Cliffs Facility each June 30, 2004, 2005, 2006 and 2007. The Company had borrowings outstanding under the Cliffs Facility of $10 million at June 30, 2003.

     Rouge Industries also has a $75 million credit facility from Ford (the “Ford Facility”). The Ford Facility expires on June 30, 2004. The Company had borrowings outstanding under the Ford Facility of $75.0 million as of June 30, 2003.

     Workers’ Compensation Letter of Credit. The State of Michigan Bureau of Workers’ Compensation has notified Rouge Industries that its $1.0 million standby letter of credit (“LOC”) should be increased to $2.0 million by August 31, 2003, to $2.75 million by November 30, 2003 and to $3.5 million by January 31, 2004. The increase to the LOC will reduce the Company’s availability under the Credit Agreement by a corresponding amount.

Contractual Obligations and Other Commercial Commitments

     The Company has certain obligations with various parties that include commitments to make future payments. Such obligations are presented below.

	Contractual Obligations with Payments Due

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Short-Term Debt (1)	$40.4	$40.4	$—	$—	$—
Long-Term Debt (2)	85.0	—	82.5	2.5	—
Operating Leases (3)	23.7	14.7	8.6	0.4	—
Unconditional Purchase Obligations (4)	689.6	89.4	191.3	372.3	36.6

Total	$838.7	$144.5	$282.4	$375.2	$36.6

(1)	Includes $40.4 million of debt outstanding under the Credit Agreement.

(2)	Includes $75.0 million of debt outstanding under the Ford Facility and $10.0 million of debt outstanding under the Cliffs Facility

(3)	Includes the Company’s operating lease for a Waste Oxide Reclamation Facility and mobile equipment rentals.

(4)	Includes $84.2 million per year until 2006 for minimum pellet purchases and $294.8 million in 2007 to recognize a five-year aggregate minimum pellet purchase obligation, $9.4 million per year until 2011 for minimum oxygen purchases, $1.3 million per year until 2011 for minimum nitrogen purchases, and $972,000 per year until 2005 for minimum hydrogen purchases.

	Other Commercial Commitments which Expire by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(Dollars in millions)
Standby Letters of Credit (1)	$1.3	$1.3	$—	$—	$—
Guarantees (2)	1.9	1.0	0.9	—	—

Total Commercial Commitments	$3.2	$2.3	$0.9	$—	$—

(1)	Includes $1.0 million to the State of Michigan Bureau of Workers’ Compensation and $300,000 as collateral under the Company’s automobile insurance program.

(2)	Includes bank debt guaranteed in favor of Delaco Processing, L.L.C., the Company’s 49% owned joint venture.

Double Eagle Insurance Claim

     On December 15, 2001, a fire at Double Eagle halted production. The Company and its joint venture partner, United States Steel Corporation, rebuilt Double Eagle and returned the facility to production in September 2002.

     On April 4, 2003, Rouge Industries and its insurers’ representatives reached a final settlement with respect to the Double Eagle fire loss. Total proceeds for the Double Eagle insurance claim will amount to $52.3 million. As a result of the settlement and the receipt of proceeds, the Company recorded $13.9 million as first quarter 2003 insurance recoveries. Of that amount, $9.5 million represents the excess of replacement costs over the net book value of the Double Eagle property destroyed. Other components of first quarter 2003 insurance recoveries include the reversal of previously established insurance recovery reserves of $3.4 million and additional business interruption recovery of $1.0 million. The final proceeds of $7.0 million are expected to be collected, and corresponding recoveries recognized as income, during the third quarter of 2003.

Recent Developments

     “C” Blast Furnace Outage. On June 21, 2003, an explosion at the “C” blast furnace dust catcher damaged auxiliary equipment resulting in the temporary shutdown of the furnace. The furnace was returned to operation on July 22, 2003 and is now operating at its rated capacity.

     During the second quarter, the Company’s operating income was adversely impacted by $4.8 million as a result of the “C” blast furnace outage. The Company estimates that the total cost of this incident will approach $20 million. The Company plans to record insurance recovery in the third quarter once the $10 million deductible is exceeded.

     Powerhouse-Related Insurance Claim. As a result of a recent settlement reached between the Company’s insurer and Ford related to the 1999 Powerhouse incident, the Company received $14.3 million, or 33% of the settlement amount, pursuant to a 2001 agreement between the Company and Ford.

     SRS Consent Order. The Company has signed a Consent Order with the U.S. Environmental Protection Agency (the “EPA”) for the cleanup of a Detroit area superfund site. The Company has recorded an accrual of $429,000 for its share of the estimated cost of the cleanup.

     New Boston Coke Corporation Hazardous Material Removal. The EPA has issued a letter to the Company naming Rouge Steel as a potentially responsible party for the removal of stored hazardous material at New Boston Coke Corporation (“New Boston”). The Company has responded to the

EPA that the Company disagrees with the EPA’s position that Rouge Steel is a potentially responsible party and the EPA’s theory of liability. The Company intends to vigorously defend its position with respect to the New Boston issue. Until early 2002, the Company acquired coke through a tolling agreement with New Boston, whose total productive capacity was dedicated to the Company. During 2002, New Boston closed its facilities.

     EVTAC Bankruptcy. EVTAC, the Company’s 45% owned pellet producing subsidiary, filed for federal bankruptcy protection on May 1, 2003 and ceased operation on May 14, 2003. The Company believes that it does not have any further obligations related to the funding of EVTAC’s operation or liabilities. The Company has a long-term agreement with Cleveland-Cliffs for all of its iron ore pellet requirements. As a result, EVTAC’s situation will not affect the Company’s supply or price of pellets.

     Cost Reduction Effort. In 2002, the Company commenced an extensive cost reduction effort. This ongoing endeavor involves reducing spending on services, supplies and labor and improving productivity, yield, fuel rate and quality. The Company expects to achieve significant savings in 2003 as a result of its cost reduction efforts. During the first six months of 2003, total savings attributable to the cost reduction program included yield and productivity improvements in the Company’s finishing facilities and certain labor, landfill and property tax cost reductions.

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to include more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002.

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

     As permitted by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Rouge Industries is identifying in this Quarterly Report on Form 10-Q a number of factors which could cause the Company’s actual results to differ materially from those anticipated. These factors include, but are not necessarily limited to, (i) changes in the general economic climate, (ii) the supply of and demand for steel products in the Company’s markets, (iii) pricing of steel products in the Company’s markets, (iv) plant operating performance, given the age of the Company’s facilities, (v) product quality, in light of increasingly tighter standards required by the Company’s customers, (vi) potential environmental liabilities, (vii) the availability and prices of raw materials, supplies, utilities and other services and items required by the Company’s operations, (viii) the volume and price of imports in the Company’s markets, (ix) the availability of sufficient cash to support the Company’s operations and (x) higher than expected operating costs.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain market risks that exist as part of its ongoing business. These risks include fluctuations in the cost of energy and raw materials and interest rates. Rouge Industries generally relies upon competitive market purchases for its energy and raw materials. The Company holds raw materials in inventory to ensure uninterrupted supply, not as a hedge against price fluctuations. The Company’s debt is floating based on market rates and the Company does not use swaps or other interest rate protection agreements to hedge this risk.

     The table below presents the Company’s debt that is sensitive to changes in interest rates (dollars in millions).

							Fair
	2003	2004	2005	2006	Thereafter	Total	Value

Short-Term Debt	$—	$40.4	$—	$—	$—	$40.4	$40.4
Variable Rate	3.8%	3.8%	—	—	—	3.8%
Long-Term Debt
Ford Facility	$—	$75.0	$—	$—	$—	$75.0	$75.0
Variable Rate	3.8%	3.8%	—	—	—	3.8%
Cliffs Facility	$—	$2.5	$2.5	$2.5	$2.5	$10.0	$10.0
Fixed Rate	10%	10%	10%	10%	10%	10%	10%

Item 4.    Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     Rouge Industries’ Annual Meeting of Stockholders was held on May 14, 2003. In connection with the meeting, proxies were solicited. Set forth below are the voting results on proposals considered and voted upon:

1)	Both nominees for Class III Director were elected by a plurality of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Withheld

Carl L. Valdiserri	24,216,163	3,857,782
Clayton P. Shannon	26,561,239	1,512,706

2)	The Second Amended and Restated Certificate of Incorporation received the affirmative vote of the holders of 66-2/3 percent or more of the combined voting power of the outstanding shares.

	For	Against	Abstain

Second Amended and Restated Certificate of Incorporation	24,315,520	3,578,221	180,204

3)	The Rouge Steel Company Outside Director Equity Plan was amended by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Amendment of the Rouge Steel Company Outside Director Equity Plan	25,775,032	2,101,532	197,381

4)	The 2004 Rouge Steel Company Stock Incentive Plan was adopted by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Adoption of the 2004 Stock Incentive Plan	26,392,449	1,449,396	232,100

5)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003 was ratified by a majority of the votes entitled to be cast by the stockholders who were present or represented by proxy.

	For	Against	Abstain

Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 2003	24,175,299	3,846,296	52,350

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this report.

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	CEO Certification

32.2	CFO Certification

(b)	During the quarter ended June 30, 2003, the Company filed one current report on Form 8-K with the Securities and Exchange Commission. The report, filed on June 25, 2003, discussed the June 21, 2003 explosion at the Company’s “C” blast furnace dust catcher.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 30, 2003	ROUGE INDUSTRIES, INC.

	By:	/s/ Carl L. Valdiserri

	Name:	Carl L. Valdiserri
	Title:	Chairman of the Board and
Chief Executive Officer

Date: July 30, 2003	By:	/s/ Gray P. Latendresse

	Name:	Gary P. Latendresse
	Title:	Vice Chairman and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15	PricewaterhouseCoopers LLP Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	CEO Certification

32.2	CFO Certification